Form 10-Q
period 2015-03-31
Microphase Corp
filed 2015-05-20
CIK 1574969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-55382

MICROPHASE CORPORATION

(Exact name of registrant as specified in its charter)

Connecticut	06-0710848
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

100 Trap Falls Road Extension Shelton, CT 06484

(Address of principal executive offices)

(203) 866-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 14, 2015, there were 4,745,306 shares outstanding of the registrant’s common stock.

MICROPHASE CORPORATION

MICROPHASE CORPORATION

Consolidated Balance Sheets

	March 31,	June 30,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$109,012	$445,080
Accounts receivable, net of allowance of $20,000 on June 30, 2014 and $5,000 on March 31, 2015 (unaudited)	977,653	888,200
Inventory	735,796	772,682
Due from related parties	27,151	25,039
Prepaid and other current assets	114,988	144,833
TOTAL CURRENT ASSETS	1,964,600	2,275,834
Property and equipment, net	207,073	254,456
OTHER ASSETS
Cash – restricted	100,000	100,000
Security Deposit	43,479
Intangible assets	478,133	139,766
Investments	200,000	-
TOTAL OTHER ASSETS	821,612	239,766
TOTAL ASSETS	$2,993,285	$2,770,056
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Credit Facility – Revolving Loan	$1,021,853	$925,304
Accounts payable	452,215	307,052
Accrued expenses	981,293	1,086,399
Deferred Revenue & Customer Deposits	-	113,910
Notes Payable – Related Parties, current portion	231,189	194,723
Asset Acquisition Note(s) Payable	300,000	360,000
Equity Lines of Credit	362,158	374,841
Other termed debts – current portion	38,723	41,559
TOTAL CURRENT LIABILITIES	3,387,431	3,403,788
Other termed debts, net of current portion	44,544	65,802
Notes Payable – Related Parties, net of current portion	223,724	825,750

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ DEFICIT
6% cumulative preferred stock, $100 par value, 200,000 shares authorized, 23,543 shares issued and outstanding on June 30, 2014 and 26,943 shares issued and outstanding on March 31, 2015 (unaudited), respectively	2,694,300	2,354,300
Common stock, no par value 4,800,000 shares authorized, 3,475,366 shares issued and outstanding at June 30, 2014 and 7,800,000 shares authorized and 4,745,306 outstanding on March 31, 2015 (unaudited), respectively	6,639,954	4,553,168
Additional Paid In Capital	2,673,290	2,284,511
Accumulated Deficit	(12,669,958)	(10,717,263)
TOTAL STOCKHOLDERS’ DEFICIT	(662,414)	(1,525,284)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,993,285	$2,770,056

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Consolidated Statements of Operations

	For The Three Months Ended
	March 31,
	(unaudited)
	2015	2014
	(unaudited)	(unaudited)
Revenues	$2,305,665	$2,058,685
Cost of Sales	1,245,837	1,120,394
Gross Profit	1,059,828	938,291
Selling, General and Administrative Expenses (including non-cash stock related charges of $100,000 in the three months ended March 31, 2015 and $450,000 in 2014)	(834,923)	(944,411)
Engineering and Research expenses	(223,564)	(191,338)
Non-operating Income (Loss)	(2,965)	1,155
Interest (Expense and Credit costs) net	(59,528)	(86,294)
Loss From Operations, before Income Taxes	$(61,152)	$(282,597)
Income Taxes	(6,000)	-
Net Income (Loss)	$(67,152)	$(282,597)
Basic & Diluted Net income (loss) per share:	$(0.01)	$(0.10)
Weighted Average Number of Shares Outstanding:
Basic & Diluted	4,679,545	2,847,937

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Consolidated Statements of Operations

	For The Nine Months Ended
	March 31,
	(unaudited)
	2015	2014
	(unaudited)	(unaudited)
Revenues	$6,084,743	$4,983,128
Cost of Sales	3,489,355	3,012,193
Gross Profit	2,595,388	1,970,935
Selling, General and Administrative Expenses (including non-cash stock related charges of $730,000 for the nine months ended March 31, 2015 and $450,000 in 2014)	(2,753,061)	(1,880,721)
Engineering and Research expenses (including non-cash stock related charges of $80,000 for the nine months ended March 31, 2015)	(724,193)	(512,799)
Non-operating Income (Loss)	(1,947)	(6,389)
Interest (Expense and Credit costs) net	(179,117)	(322,464)
Loss From Operations,	$(1,062,930)	$(751,438)
(Loss) on Settlement of Liabilities (including $218,836, loss on settlement of liabilities with related parties)	$(223,866)	-
Realized Gain on Sale of Building	-	2,355,904
Loss From Operations, before Income Taxes	(1,286,796)	1,604,466
Income Taxes	(6,250)	-
Net Income (Loss)	$(1,293,046)	$1,604,466
Preferred dividends declared and settled in common stock, including $164,913 loss on settlement of dividend payable	(659,649)	-
Net Income (Loss) available to common shareholders	$(1,952,695)	$1,604,466
Basic & Diluted Net income (loss) per share:	$(0.49)	$0.61
Weighted Average Number of Shares Outstanding:
Basic & Diluted	3,953,208	2,646,456

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	For The Three Months Ended
	March 31,
	2015	2014
	(unaudited)	(unaudited)
Net income (loss)	$(67,152)	$(282,597)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	48,333	(12,838)
Other comprehensive income (loss), net of income taxes	-	-
Total comprehensive income (loss)	$(18,819)	$(295,435)

The accompanying notes are an integral part of these consolidated financial statements.

F-4

MICROPHASE CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	For The Nine Months Ended
	March 31,
	2015	2014
	(unaudited)	(unaudited)
Net income (loss)	$(1,952,695)	$1,604,466
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	-	-
Total comprehensive income (loss)	$(1,952,695)	$1,899,901

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Statement of Changes in Stockholders’ Deficit

For the nine months ended March 31, 2015 (unaudited)

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Amount
Balance, June 30, 2014	23,543	$2,354,300	3,475,366	$4,553,168	$2,284,511	$(10,717,263)	$(1,525,284)
Issuance of Common Stock in Private Placements, including 68,782 of finder shares and net of $38,950 costs, (unaudited)			311,782	447,050			447,050
Conversion of strategic payables into common stock including loss on settlement of liabilities of $5,000 (unaudited)			10,000	15,000	5,000		20,000
Conversion of related party loans into common stock including loss on settlement of liabilities of $106,666 (unaudited)			213,333	320,000	106,666		426,666
Conversion of related party loans into preferred stock including loss on settlement of liabilities of $59,400 (unaudited)	1,800	180,000			59,400		239,400
Conversion of unpaid compensation into preferred stock including loss on settlement of liabilities of $52,800 (unaudited)	1,600	160,000			52,800		212,800
Issuance of Common Stock for Services (unaudited)			405,000	810,000			810,000
Preferred stock dividend declared on preferred shares held through September 30, 2014 paid in common stock including loss on settlement of dividend payable of $164,913 (unaudited)			329,825	494,736	164,913	(659,649)	-
Net (Loss) For the Nine Months Ended March 31, 2015, (unaudited)						(1,293,046)	(1,293,046)
Balance, March 31, 2015, (unaudited)	26,943	$2,694,300	4,745,306	$6,639,954	$2,673,290	$(12,669,958)	$(662,414)

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Consolidated Statements of Cash Flows

	For The Nine Months Ended
	March 31,
	2015	2014
	(unaudited)	(unaudited)
Cash Flow From Operating Activities:
Net Income (Loss) From Operations	$(1,293,046)	$1,604,466
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	67,305	84,123
Realized loss on securities	-	-
Realized gain from sale of building & fixed assets	(8,656)	(2,355,904)
Non-cash charges relating to issuance of common stock for service	1,033,866	450,000
Increase (decrease) in allowance for doubtful accounts and inventory reserve	(15,000)	12,435
Write-off of deferred finance charges	-	20,192
Changes in assets and liabilities:
Accounts receivable	(74,453)	(572,716)
Inventories	36,886	(31,785)
Other current assets	29,845	(61,788)
Other assets- lease deposit	(43,479)	-
Accounts payable	(15,004)	(321,158)
Accrued expenses	252,564	158,537
Customer deposits	(113,910)	(14,812)
Due to/from related parties mPhase & Edson Realty	(2,112)	16,921
Officers wages	9,450	-
Net cash from (used in) operating activities	$(135,744)	$(1,011,489)
Cash Flow from Investing Activities:
Investments in common stock	(200,000)	-
Purchase of intangible assets	(50,000)	-
Purchase of fixed assets	(8,290)	-
Proceeds from sale of building & fixed assets	8,656	2,967,062
Net Cash from (used in) investing activities	$(249,634)	$2,967,062
Cash Flow from (used in) Financing Activities:
Proceeds from issuance of common stock	447,050	641,250
Proceeds (Repayment) from loan payable (net)	96,549	(124,433)
Payments of mortgage	-	(2,275,982)
Payments of equity lines of credit	(12,683)	-
Payments of long-term debt	(7,292)	(9,729)
Payments on acquisition notes	(360,000)	(81,250)
Payments of capital lease obligations	(11,112)	(13,848)
Payments to related parties	(97,512)	-
Advances from related parties	-	17,597
Payments of extended term arrangement	-	-
Payments of extended term arrangement	(5,690)	(6,129)
Net cash provided by (used in) financing activities	$49,310	$(1,852,524)
Net increase (decrease) in cash	$(336,068)	$103,049
CASH AND CASH EQUIVALENTS, beginning of period	$445,080	$-
CASH AND CASH EQUIVALENTS, end of period	$109,012	$103,049

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Microphase Corporation is a design to manufacture original equipment manufacturer (OEM) industry leader delivering world-class radio frequency (RF) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video Amplifiers (DLVA) to the military, aerospace and telecommunications industries. Sales to military markets represent 100% of sales. The Company has two manufacturing facilities, one in Shelton, Connecticut and one in Folsom, California.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ending March 31, 2015 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement, as amended, on Form 10 for the year ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $10,717,263 and a total stockholders’ deficit of $1,525,284. As of March 31, 2015 (unaudited) we had an accumulated deficit of $12,669,958 and a total stockholders’ deficit of $662,414. A significant amount of capital will be necessary to sustain, grow and advance our business and these conditions raise substantial doubt about our ability to continue as a going concern, as expressed in our Auditor’s report.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

Property and Equipment — Stated at cost. Provision for depreciation and amortization for financial reporting and income tax purposes is made by annual charges to operations principally under the following methods and estimated useful lives:

	Method	Years
Property held under capital leases	Straight Line	5
Furniture and fixtures	Straight Line	7
Machinery and equipment	Straight Line	5
Computer equipment	Straight Line	3
Transportation equipment	Straight Line	5

Maintenance and Repairs — Charged to expenses as incurred. Cost of major replacements and renewals are capitalized. Upon retirement or other disposition of equipment and improvements, the cost and related depreciation is removed from the accounts, and any gain or loss is recognized in income.

Other Long Lived Assets — The Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Exclusive License associated with the Microsemi asset acquisition was valued at $56,661, was ascribed a perpetual life and is subject to evaluation annually for impairment. The Exclusive License associated with the Dynamac Strategic agreement discussed in Note 12 was valued at $350,000, the contract price, has an unlimited contractual life and is also subject to evaluation annually for impairment. The Company also assesses these assets for impairment based on their future cash flows. Management has determined that there was no impairment charge to be recorded for the year ended 2014 and the nine months ended March 31, 2015. The Customer Lists and Non-Compete agreements associated with the Microsemi asset acquisition were ascribed useful lives of 7 and 5 years respectively. Amortization expense recorded for these intangible assets was $3,878 and $3,878 for the three months and $11,633 and $11,633 for the nine months ended March 31, 2015 and 2014, respectively.

Inventories — are stated at the lower of average cost or market under the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory primarily based on our estimated forecast of product demand, anticipated end of product life and production requirements.

Accounts Receivable — Management records receivables at net realizable value and they generally do not bear interest. This value includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and economic status of the customers. We consider a receivable delinquent if it is unpaid after 180 days after it is due.

Accounting Estimates — Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

Compensated Absences — Employees of the Company are entitled to vacation pay depending on length of service and current salary. Effective July 1, 2010, unused vacation days are only carried over to the subsequent year under special approval by management. The Company has provided for vacation liabilities in the accompanying financial statements.

Research and Development Expenses — The Company charges the cost of research and development to operations.

Revenue Recognition — As required, Microphase has adopted the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” which provides guidelines on applying generally accepted accounting principles to revenue recognition based on interpretations and practices of the SEC. The Company recognizes revenue when products are shipped and title passes to the customer.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Earnings (Loss) Per Share — Basic earnings (loss) per share (“EPS”) is determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities (such as stock options, preferred stock subsequent to October 4, 2014, and convertible securities) outstanding under the treasury stock method. There were no dilutive financial instruments issued or outstanding for the periods presented. On October 4, 2014 the shareholders approved a convertible feature in preferred stock, such preferred stock at par value convertible into common shares at agreed upon market value.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company is evaluating several pronouncements issued by the FASB which may result in the adoption by the Company of these standards in upcoming accounting periods as follows:

- ASU 2015-03- Simplifying the Presentation of Debt Issuance Costs- to be effective for Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015; which for us would be our fiscal 2016 and although early adoption is permitted for this standard, the Company has not adopted nor determined its applicability.

-ASU 2014-15 - Presentation of Financial Statements Going Concern (Subtopic 20540): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern to be effective for Annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016; which for us would be our fiscal 2017 and although early adoption is permitted for this standard, the Company has not adopted nor determined its applicability.

-ASU 2014-12 - Compensation Stock -Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) to be effective for Annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2015; which for us would be our fiscal 2016 and although early adoption is permitted for this standard, the Company has not adopted nor determined its applicability.

-ASU 2014-09 - Revenue from Contracts with Customers (Topic 606) - to be effective for Annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; which for us would be our fiscal 2017 and early adoption is not permitted for this standard. The Company has not adopted nor determined its applicability.

In July 2013, the FASB issued an accounting standards update that requires unrecognized tax benefits to be presented as a decrease in a net operating loss, similar tax loss or tax credit carry forward if certain criteria are met. This standard is to be applied prospectively and is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013, which for us is our fiscal 2015. Retrospective application is permitted. The adoption of this standard has not had a material impact on our financial position, results of operations or cash flows.

In April 2014, the FASB issued an accounting standards update that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement and continuing cash flows with discontinued operations. This standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is to be applied prospectively and is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which for us is our fiscal 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

2. SUPPLEMENTAL CASH FLOW INFORMATION

	For the nine months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Statement of Operation Information:

Cash paid for state taxes	$800	$250

Interest Accrued Unpaid	$(31,955)	$(55,392)

Interest Paid (net interest income)	$147,162	$267,072

Non Cash Investing and Financing Activities:

Assets acquired with debt financing	$300,000	$-

Conversion of $10,000 of strategic payables into common stock with beneficial conversion feature interest of $5,000	$20,000	$-

Conversion of related party loans into common stock with beneficial conversion feature interest of $106,666	$426,666	$-

Conversion of related party loans into preferred stock with beneficial conversion feature interest of $59,400	$239,400	$-

Conversions of unpaid compensation into preferred stock with beneficial conversion feature interest of $52,800	$212,800	$-

Preferred stock dividend declared on preferred shares held through September 30, 2014 of $494,736 paid in common stock with beneficial conversion feature interest of $164,913	$659,649	$-

Note 3 — Inventories consist of the following:

	March 31, 2015
	(unaudited)	June 30, 2014
	Amount	Amount
Raw materials	$375,955	$340,431
Work-in-process	381,841	454,251
Reserve	(22,000)	(22,000)
Total	$735,796	$772,682

The inventory reserve was increased by $2,000 in our west division and reduced by $10,000 in our east division during the year ended June 30, 2014. No changes were made to the inventory reserve for the nine months ended March 31, 2015.

Note 4 — Property and Equipment:

Property and equipment was comprised of the following:

	March 31, 2015
	(unaudited)	June 30, 2014
Computers, machinery & equipment	$3,388,443	$3,388,809
Furniture and fixtures	397,770	397,770
Transportation equipment	40,438	40,438
Property held under capital leases	111,495	111,495
	3,938,146	3,938,512
Less: accumulated depreciation and amortization	(3,731,073)	(3,684,056)
Total	$207,073	$254,456

Depreciation expense was $18,498 and $41,019 in the three months ended March 31, 2015 and 2014, respectively. Depreciation expense was $55,672 and $72,490 in the nine months ended March 31, 2015 and 2014, respectively.

Note 5 — Accrued and Other Expenses:

Accrued expenses were comprised of the following:

	March 31, 2015
	(unaudited)	June 30, 2014
Salaries, wages and other compensation, including $384,199 and $534,749 to related parties at March 31, 2015 and June 30, 2014, respectively	$708,274	$835,530
Royalties	165,052	85,256
Professional fees	57,561	85,000
Commissions	41,937	76,173
Other miscellaneous accruals	8,469	4,450
	$981,293	$1,086,399

Note 6 — Fair Value of Financial Instruments:

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices are used to establish fair value when they are available and other valuation techniques are utilized to estimate the fair value of financial instruments that do not have quoted market prices.

The Company has long term debt with fixed interest rates, the carrying amount of which may be different from fair value as of March 31, 2015 and June 30, 2014. The Company decided that it is not practical to estimate the fair value of these financial instruments on the basis that they are held-to-maturity debts which have no immediately available market information on the fair value and the cost of making assumptions and applying estimation methodologies to assess the fair value estimates exceeds the benefit. Information pertinent to estimating the fair value such as carrying amount, effective interest rate, maturity and repayment term are disclosed in Notes 7, 8 & 9.

The Company has applied the fair value concepts to its available-for-sale securities. As such, the valuation techniques used to measure fair value is based on the source of the data used to develop the prices. The priority of these sources is defined as follows:

Level 1 — quoted prices in active markets.

Level 2 — other than quoted prices that are directly or indirectly observable.

Level 3 — unobservable inputs for the asset or liability.

Marketable securities, classified as available-for-sale securities, are measured at fair market value (Level 1) on a recurring basis as of June 30, 2014 amounting to $0. The amount at March 31, 2015 was $200,000.

Note 7 — Revolving Credit Line and Equity Lines of Credit

	March 31, 2015
	(unaudited)	June 30, 2014
Revolving Credit Line
The Company entered into a revolving loan agreement with Gerber Finance, Inc. (Gerber) in February of 2012 for a maximum of $1,500,000, which was amended to $1,150,000 in November of 2013. Under this agreement, the Company can receive funds based on a borrowing base, which consists of various percentages of accounts receivable, inventory, a restricted cash account held by Gerber, equipment, and the building owned by Edson Realty, Inc. (Edson) prior to its sale. In connection with this agreement, the Company is subject to an annual facility fee (1.75%) on each anniversary, monthly collateral monitoring fees of $1,500 and other fees, plus interest currently at the default rate of 12%	$1,021,853	$925,304

The interest expense for the three months ended March 31, 2015 and 2014, respectively, was $39,733 and $19,814, and the fees for the same period ended March 31, 2015 and 2014 were $7,854 and $24,625. The interest expense for the nine months ended March 31, 2015 and 2014, respectively was $102,389 and $105,952, and the fees for the same period ended March 31, 2015 and 2014 were $16,854 and $53,625. The effective annualized interest rate for the nine months ended March 31, 2015 was 13.10% and for same nine months in 2014 was 14.77%.

There are financial covenants set forth in the Gerber agreement of February 3, 2012 and as amended on February 24, 2012.

	March 31, 2015
	(unaudited)	June 30, 2014
Approximate Value of collateral at balance sheet dates — Inventories	$717,827	$772,682
Accounts Receivable	840,833	888,200
	$1,558,660	$1,660,882

Equity Lines of Credit

The Company had previously guaranteed the payment of an Equity Line of Credit with Wells Fargo Bank totaling up to $250,000, the proceeds of which the Company received from a concurrent loan from Edson when the credit line was funded on August 15, 2008. In June 2014 the Company agreed to assume the remaining balance of $243,257 for the cancellation of 2,433 shares of its $100 par value preferred stock. These shares were reflected as not outstanding since March 2010.

As of June 30, 2014 the first line of credit has $250,000 available, secured by residential real estate owned by the former vice president, of which $243,296 is outstanding, with an interest rate of 3.35%. Effective June 30, 2014 the Company also has guaranteed to its president, and a general member of MHC, the majority shareholder, individually as signatory’s, the repayment of a second Equity Line of Credit with Wells Fargo Bank. As of March 31, 2015 this line of credit has $250,000 available, secured by residential real estate owned by the vice president, of which $235,811 is outstanding, with an interest rate of 3.35%.

The Company charged operations $6,036 and $6,081 in interest for this line of credit for the nine months ended March 31, 2015 and 2014, respectively.

As of June 30, 2014 the second line of credit has $150,000 available, secured by the president’s principal residence, of which $131,545 is outstanding, with an interest rate of 3.0%. As of March 31, 2015 this line of credit has $150,000 available, secured by the president’s principal residence, of which $126,347 is outstanding, with an interest rate of 3.00%.

The Company charged operations $2,926 and $0 in interest for this line of credit for the nine months ended March 31, 2015 and 2014, respectively.

Note 8- Related Party Transactions

mPhase Technologies, Inc. (mPhase) — The Company has some common management and common significant shareholders with mPhase and had owned a total of 42,793,354 shares of this publicly-traded company. As of June 30, 2014 the shares were transferred to two officers as partial payment of loans due to them by the Company; the transfer was valued at $34,235 based upon the closing trading price for these shares on that date.

The Company sublet office space to mPhase until March 31, 2015. As of June 30, 2014 mPhase owed the Company $16,183. Rent expense was $29,725 and $10,983 for the nine months ended March 31, 2015 and 2014, respectively. At March 31, 2015 mPhase owed the Company $27,151.

The Company has notes payable to related parties as follows:

	March 31, 2015
	(unaudited)	June 30, 2014
Officers and Stockholders:
Payable in monthly payments of $1,800 as revised, including interest at 6% through April, 2017.	$42,750	$245,497
Payable in monthly payments of $225, including interest at 6% through April, 2017.	$5,492	217,385
Former Employee:
Payable in monthly payments of $6,900 as revised, including interest at 6% through April, 2017	$163,913	324,205
Stockholders:
Two identical notes payable in combined monthly payments totaling $4,600 as revised, including interest at 6% through April, 2017	$118,896	114,283
Other Related Parties:
Payable in monthly payments of $900 as amended including interest at 6% through April, 2017	$18,708	17,979
Two identical notes payable in combined monthly payments totaling 5,400 as amended, including interest at 6% through April, 2017	$105,154	101,124
	454,913	1,020,473
	(231,189)	(194,723)
	$223,724	$825,750

Note 9 — Other termed debts

Long-term Debt:

	March 31, 2015
	(unaudited)	June 30, 2014
People’s General Bank
Overdraft protection credit line loan; up to $20,000 available at June 30, 2014, with minimum payments based upon a thirty six month payout from most recent utilization, or $315.53 plus interest at June 30, 2014.	$8,207	$11,044
Ford Credit Company:
Payable in monthly payments of $499, including interest at 4.90% through April, 2019 secured by transportation equipment.	$22,137	$25,744
Payable in monthly payments of $428, including interest at 6.79% through August, 2014 secured by transportation equipment.	—	$849
	$30,344	$37,637
Less: current portion	(13,895)	(16,732)
Total	$16,449	$20,905

The Company charged operations $416 and $47 in interest for these loans for the three months ended March 31, 2015 and 2014, respectively. The company charged operations $1,902 and $1,397 in interest for these loans for the nine months ended March 31, 2015 and 2014, respectively.

Capital Leases:

The Company is the lessee of equipment under capital leases expiring through March, 2016. The assets are recorded at the fair market value as of the date of the leases. The assets are amortized over their estimated productive lives. Amortization is included in depreciation expense.

	March 31, 2015
	(unaudited)	June 30, 2014
The following is a summary of property held under capital leases:
Property held under capital leases	$111,495	$111,495
Less: accumulated amortization	(90,957)	(82,555)
Net property under capital leases	$20,538	$28,940
Minimum future lease payments under capital leases as of June 30, 2014 for the next four years are as follows:
Total minimum lease payments	$19,573	31,336
Less: amount representing interest	(1,379)	(2,030)
Present value of net minimum lease payments	18,194	29,306
Less: current portion	(17,245)	(17,245)
Long-term portion	$949	$12,061

Interest expense charged to operations under capital leases was $378 and $697 for the three months ended March 31, 2015 and 2014, respectively. Year-to-date interest expense charged to operations under capital leases was $1,379 and $2,316 for the nine months ended March 31, 2015 and 2014, respectively.

Extended Payment arrangements:

The Company is responsible for paying a former employee, disability benefits under a prior self-insured plan, through April, 2019. The plan requires monthly payments until the participant attains age 65. Interest has been imputed on this obligation at 5%.

Interest expense charged to operations for the extended disability payments was $450 and $543 for the three months ended March 31, 2015 and 2014, respectively. Year-to-date interest expense charged to operations for the extended disability payments was $1,422 and $1,697 for the nine months ended March 31, 2015 and 2014, respectively.

	March 31, 2015
	(unaudited)	June 30, 2014

Total disability benefits	$36,150	$45,584
Less: amount representing interest	(1,422)	(5,165)
Present value of disability benefits	34,728	40,418
Less: current portion	(7,582)	(7,582)
Long-term portion	$27,146	$32,836
Total minimum long term debt, capital lease & extended disability payments	$83,266	$107,361
Less: current portion	(38,722)	(41,559)
Long-term portion	$44,544	$65,802

Note 10 — Stockholders’ Equity:

Microphase Corporation has authorized capital of 7,800,000 shares of common stock with no par value and 200,000 shares of preferred stock with $100 par value per share, with 6% cumulative dividends when declared.

Common Stock Transactions

During the nine months ended March 31, 2014, the Company issued 225,000 shares of its common stock for services and charged $450,000 to selling general and administrative expense, valuing the shares based upon the value of concurrent private placements. The Company also issued 472,953 shares of its common stock to accredited investors in private placements of its common stock to accredited investors pursuant to Rule 504 of regulation D and Section 4(2) of the Securities Act of 1933, as amended, which included 122,953 shares to finders and $60,750 of offering costs, generating $639,250 net proceeds to the Company.

During the nine months ended March 31, 2015, the Company issued 405,000 shares of its common stock for services and charged $810,000 to operations; $730,000 to selling general and administrative expense and $80,000 to engineering and research, valuing the shares based upon the value of concurrent private placements. The Company also issued 311,782 shares of its common stock to accredited investors in private placements of its common stock to accredited investors pursuant to Rule 504 of regulation D and Section 4(2) of the Securities Act of 1933, as amended, which included 68,782 shares to finders and $38,950 of offering costs, generating $447,050 net proceeds to the Company.

Effective December 31, 2014, an officer and a former employee converted $150,000 and $170,000, respectively, or a total of $320,000 of related party loans into 213,333 shares of the Company’s common stock. A strategic vendor converted $15,000 of accounts payable of into 10,000 shares of the Company’s common stock. The Company recorded beneficial conversion feature interest of $223,866 on the difference between the conversion value of $1.50 and $2.00, the value of shares issued in recent private placements.

Preferred Stock Transactions

The preferred stock, with respect to dividends, liquidation payments, and liquidation rights, ranks senior to the common stock and of the Company. Holders of Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends, at the annual rate of 6% of the stated par value, or $100 per share. Dividends are cumulative and accrue from the effective date of issuance of the Preferred Stock until declared.

As of June 30, 2014, 23,543 preferred shares had been issued and the cumulative dividends undeclared were approximately $459,400.

In December 2014, the Board of Directors declared $494,735 of dividends on preferred shares outstanding as of September 30, 2014 and authorized the payment in 329,825 shares common stock using a conversion rate of $1.50 per share, charging an additional $164,193 to retained deficit for the loss on the settlement of the dividend payable.

In December 2014, an officer converted $180,000 of related party loans into 1,800 shares of the Company’s preferred stock. Two officers each converted $80,000, or a total of $160,000 of unpaid compensation into a total of 1,600 shares of the Company’s preferred stock.

As of March 31, 2015 26,943 preferred shares are outstanding and cumulative undeclared dividends on preferred stock are $75,730.

On October 4, 2014 at a special meeting of the shareholders of the Company the shareholders approved amendments to the Certificate of Incorporation of the Company to: (1) Increase its authorized common stock from 4,800,000 shares of common stock without par value to 50,000,000 shares of common stock without par value; for economic reasons the Board of Directors has implemented an increase to 7,800,000 shares; (2) Increase its authorized preferred stock from 200,000 shares, $100 par value per share, to 2,000,000 shares of 6% convertible preferred stock, for economic reasons this has yet to be implemented, $100 par value per share.

Each outstanding and hereafter issued share of the preferred stock will: i) be entitled to a cash dividend, payable quarterly on the last business day of each fiscal quarter of the Company, commencing with the fiscal quarter ended December 31, 2014, if and when declared by the Company’s board of directors. These dividends will be cumulative, will accrue if not declared by the directors, and must be paid before any dividends or other distributions are made to the common shareholders. ii) be entitled, on liquidation of the Company, to receive $100 per share plus accrued dividends before any distributions are made to the common shareholders. iii) be convertible at the option of the holder into common stock of the Company at a price agreeable to the holders of the preferred stock.

The Board of Directors approved the implementation of the 2015 stock option plans, reserving 250,000 shares of common stock for this plan.

Note 11 — Major Customers and Segments:

The Company had three customers in 2014 which each accounted for more than 10% of sales.

The Company recorded sales of $3,744,606 with the three customers during the year ended 2014. These sales represent 52% of total sales for the year. At June 30, 2014 these customers owed $584,242 to the Company.

Sales to U.S. customers represented 97% of sales in 2015 and 2014, and the nine months ended March 31, 2015 and 2014.

The Company recorded sales of $2,417,255 with three customers for the nine months ended March 31, 2014. These sales represent 48% of sales for that period. The Company recorded sales of $3,168,054 with three customers for the nine months ended March 31, 2015. These sales represent 52% of sales for that period. At March 31, 2015, those 3 customers owed Microphase $642,432 .

Note 12 — Commitments and Contingencies:

In March of 2013 the Company acquired a division of Microsemi Inc. for $750,000 plus 5% royalty of gross sales. There were no sales in fiscal 2013 and no royalties paid. In connection with this acquisition the Company signed a lease for 4,000 square feet of space at Microsemi’s facility in Folsom, CA. The initial terms of the lease were $8,400 per month rent with a term of one year. The rent expense for this facility for 2013 was $25,200. The commitment for fiscal 2014 was $75,600. The lease was renegotiated in April of 2014 with a new rent of $7,000 per month beginning in June 2014. The lease was renegotiated again in February 2015 with new rent of $8,500 per month from February 1, 2015 to June 30, 2015, then $10,000 per month from July 1, 2015 to December 31, 2015, and then $12,000 per month from January 1, 2016 to June 30, 2016. The end of the lease is currently June 2016. The commitment for fiscal 2015 is $91,500.

In November 2013 the Company sold the headquarters building to 587 Connecticut Avenue LLC for $3,662,500. Beginning November 27, 2013 through April 17, 2015 the Company leased back a portion of the building for $10,103 per month. The rent expense for the period November 27, 2013 to June 30, 2014 was $79,721. Under the terms of the lease, either party could terminate the lease with 90 days prior notice. This Lease was terminated and the Company moved to Shelton, Connecticut on April 21, 2015, to a facility with 15,000 square feet with monthly rent of $15,000, for a 7-year term with annual escalations of 3%.

The Company has employment contracts with four executives with total annual salaries of $720,000 plus Company benefits. Two of the contracts are at will and two continue to February 2018. The Company also has a consulting contract with its General Manager for $192,000 per year plus certain benefits which continues until terminated by either party.

The Company leases vehicles, office equipment and computer equipment under operating leases expiring through April, 2015. As of June 30, 2014, future minimum rental payments are 15,945 in fiscal 2015.

We are subject to legal proceedings and other claims arising out of the conduct of our business, including proceedings and claims relating to commercial and financial transactions; government contracts and sub-contracts; alleged lack of compliance with applicable laws and regulations; production partners; product liability; patent and trademark infringement; employment disputes; and environmental, safety and health matters. Some potential legal proceedings and claims could seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. As a government sub-contractor, we are subject to audits, reviews and investigations to determine whether our operations are being conducted in accordance with applicable regulatory requirements. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, we do not believe that there are any existing proceedings or potential claims that would have a material effect on our financial position or results of operations.

On August 8, 2014 the Company signed a strategic partnership agreement with Dynamac, Inc. to develop, manufacture and market a portfolio of low cost RF/Microwave and Millimeter-wave calibrated test probes and related universal test platforms. Microphase agreed to pay a one-time licensing and rights fee of $350,000 of which $50,000 was paid in the first quarter of fiscal 2015, and the remaining $300,000 was originally due in the second quarter. The Company is presently renegotiating repayment terms as well as the expected delivery date of the initial proto-type products. Microphase also agreed to pay a 25% royalty fee based on the list price of each product sold by Microphase. Microphase has a first right of refusal to purchase the product line for $2.5 million for 3 years from the date of the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, and should be read in conjunction with, the accompanying financial statements, financial data and related notes. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. Our future results could differ materially from those discussed herein.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

Some of the statements contained in or incorporated by reference in this Form 10-Q discuss the Company’s plans and strategies for its business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “should,” “seek,” “will,” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements include, among others, statements concerning the Company’s expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

RESULTS OF OPERATIONS OVERVIEW

Microphase Corporation designs and manufactures custom RF (radio frequency) and microwave products from DC to 40 GHz. Our products include components, subsystems and multi-function assemblies for the military and commercial markets. The Company has been in business for over 58 years and is one of the oldest and most established RF and microwave products companies in the industry.

The Company’s RF and microwave products enable the transmission, reception and processing of high frequency signals in defense electronics, homeland security systems and telecommunication networks. Our RF products are typically used in high frequency applications and include filters, switch filters, diplexers, multiplexers, detectors, detector logarithmic video amplifiers (DLVA) and multi-function assemblies. The end products in which the Company’s products are used include fighter planes, missiles, submarines, ships, drones, and IED jammers. Customers include Lockheed Martin, Raytheon, Saab, Rockwell Collins, L3 Communications and Northrup Grumman. Sales to the military markets comprised 100% of sales for 2014 and 2015.

Many years of deficit spending have caused U.S. Government budgets to come under significant pressure in recent years. In particular, the Budget Control Act of 2011 resulted in automatic spending reductions known as sequestration, through budget caps for both defense and non-defense spending. According to usgovernmentspending.com spending on Military Defense has gone from $693.5 billion in the government fiscal year 2010 (ending September 30) to $705.6 billion in 2011, $677.9 billion in 2012, $633.4 billion in 2013 and $603.5 in 2014. This decrease has had a significant negative impact on Microphase’s customers, with a resultant negative impact on Microphase’s results during and prior to the past three fiscal years.

The Company has been selling the same products to the same customers for many years. While every product order is manufactured to each customer’s specifications, the overall product offering has not changed. The Company believes it will need to introduce new products to the market in order to grow sales and its strategy for doing so is outlined on page 3 in the paragraph titled “Growth Strategy”. The Company has been addressing the working capital shortage by raising additional debt from insiders, by executing private placements of common stock, and by its debt facility with Gerber Finance, Inc.

ACQUISITIONS

Microphase is responding to the decrease in the defense budget by pursuing acquisitions of companies or product lines which are similar and/or related to existing product lines. In March of 2013 the Company acquired the assets of a DLVA manufacturing business in Folsom, California from Microsemi Corp. for $100,000 in cash plus a $650,000 note with payments through December 2014. That business contributed $1,705,117 in revenues and net operating losses of ($154,119) in fiscal 2014 as meaningful sales began in the 2nd fiscal quarter after the acquisition in March 2013.

On July 9, 2014 Microphase executed a securities purchase agreement with AmpliTech Group Inc. of Bohemia, N.Y. to purchase, as amended, 8,666,666 AmpliTech common shares at $0.023 per share for a total purchase price of $200,000. The purchase price was made up of two installments of $100,000. To date the investment has been a passive investment in the public stock of the AmpliTech.

On August 8, 2014 the Company signed a strategic partnership agreement with Dynamac, Inc. to develop, manufacture and market a portfolio of low cost RF/Microwave and Millimeter-wave calibrated test probes and related universal test platforms. Microphase agreed to pay a one-time licensing and rights fee of $350,000 of which $50,000 was paid in the first quarter of fiscal 2015, and the remaining $300,000 was originally due in the second quarter. The Company is presently renegotiating payment terms as well as the expected delivery date of the initial proto-type products. Microphase also agreed to pay a 25% royalty fee based on the list price of each product sold by Microphase. Microphase has a first right of refusal to purchase the product line for $2.5 million for 3 years from the date of the agreement.

THREE MONTHS ENDED MARCH 31, 2015 VS. MARCH 31, 2014

Revenues.  Total revenues for the three months ended March 31, 2015 were $2,305,665, up from $2,058,685, in 2014, an increase of $246,980 or 12%. The revenue increase for the current period was primarily due an increase in shipments pursuant to two programs, one of which was new and one of which was a restart of an existing program.

Cost of sales.  Cost of sales increased $125,443 for the three months ended March 31, 2015 from $1,120,394 in 2014 to $1,245,837, an increase of 11%. This increase in cost of sales is due to the increase in revenues. The gross profit margin for 2014 and for 2015 was 46%.

General and Administrative Expenses.  Selling, general and administrative expenses were $944,411 for the three months ended March 31, 2014 compared to $834,923 for the three months ended March 31, 2015, a decrease of $109,488 or 12%. SG&A expenses decreased due to a decrease in stock-based compensation and fees of $350,000, which was offset by an increase in staff compensation costs.

Engineering and Research Expenses.  Engineering and research expenses for the three months ended March 31, 2015 were up from $191,338 to $223,564 in the same period in 2014, an increase of $32,226, or 17%. Engineering and research expenses increased due to the return of a senior engineer.

Non-operating Income (Loss).  Non-operating income (loss) decreased from $1,155 in the three months ended March 31, 2014 to ($2,965) in 2015. This was due to an increase in certain bank charges from amendments to the revolving credit facility with Gerber.

Interest (Expense and Credit costs) net.  Interest expense and credit costs decreased from $86,294 during the three months ended March 31, 2014 to $59,528 for the current period in 2015, a decrease of $26,766. The lower interest costs in 2015 reflect the lower debt levels of the loans by related parties and the reallocation of certain bank fees from interest to non-operating income.

Net loss.  Microphase recorded a net loss of ($67,152) for the three months ended March 31, 2015 as compared to a loss of ($282,597) for the same period ended March 31, 2014, an improvement of $215,445. The primary factors for this improvement are the increase in revenues and the reduction in stock based compensation and fees of $350,000. This represents a loss per common share of ($.01) in 2015 as compared to a loss per common share of ($0.10) in 2014, based upon basic & diluted weighted average common shares outstanding during the three month periods ending March 31, 2015 and March 31, 2014 of 4,679,545 and 2,847,937 respectively.

NINE MONTHS ENDED MARCH 31, 2015 VS. MARCH 31, 2014

Revenues.  Total revenues for the nine months ended March 31, 2015 were $6,084,743, up from $4,983,128 in 2014, an increase of $1,101,615 or 22%. The revenue increase for the current period was due to an increase in two customer programs, one of which was new and the other was a restart of an existing program.

Cost of sales.  Cost of sales increased $477,162 for the nine months ended March 31, 2015 from $3,012,193 in 2014 to $3,489,855, an increase of 16%. This increase in cost of sales is due to the increase in revenues. The gross profit margin for 2014 was 40% and for 2015 was 43%. This improvement reflects an increase in productivity from the volume increase and a change in the product mix.

General and Administrative Expenses.  Selling, general and administrative expenses were $2,753,061 for the nine months ended March 31, 2015 compared to $1,880,721 for the nine months ended March 31, 2014, an increase of $872,340 or 46%. SG&A expenses in 2015 include a $280,000 increase in non-cash charges for stock grants versus 2014, and due to higher payroll expenses from the addition of one senior staff member and three senior accounting employees to Microphase East and additional staff at Microphase West, as well as higher professional fees in the current period.

Engineering and Research Expenses.  Engineering and research expenses for the nine months ended March 31, 2015 were up from $512,799 to $724,193 versus the same period in 2014, an increase of $211,394, or 41%. Engineering and research expenses in 2015 include an $80,000 non-cash charge for stock grants and increased staffing due to the acquisition of the product line from Microsemi Corp. and the return of a senior engineer from an extended absence in the current period.

Non-operating Income (Loss).  Non-operating income (loss) decreased from ($6,389) of loss in the nine months ended March 31, 2014 to ($1,947) in 2015 due to the current year’s other operating expenses being offset by the sale of certain equipment during the first six months of the current period.

Interest (Expense and Credit costs) net.  Interest expense and credit costs decreased from $322,464 during the nine months ended March 31, 2014 to $179,117 for the current period in 2015, a decrease of $143,347. The lower interest costs in 2015 reflect the lower debt levels of the Gerber Facility, the lower levels of related party debt and the repayment of the bank debt related to the headquarters building.

Net loss.  Microphase recorded a net loss of ($1,293,046) for the nine months ended March 31, 2015 as compared to income of $1,604,466 for the same period ended March 31, 2014, a swing of ($2,897,512). The primary factors for this swing are the $2,355,904 non-recurring gain from the sale of the Company’s headquarters in 2014 combined with a significant non-cash charges relating to the issuance of stock of $1,033,866 incurred in the nine month period in 2015; $810,000 of which related to the grant of shares to long time employees as well as consultants and $223,866 of beneficial conversion feature interest expense associated with the offer to convert long standing loans to related parties resulting in a corresponding loss on debt settlements. This represents a loss per common share of ($0.49) in 2015 as compared to net income per share of $0.61 in 2014 based upon basic & diluted weighted average common shares outstanding during the nine month periods ending March 31, 2015 and March 31, 2014 of 3,953,208 and 2,646,456 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Through the nine months ended March 31, 2015, the Company reported a net loss of ($1,293,046) and had cash and cash equivalents of $109,012. At March 31, 2015 Microphase had a working capital deficit of ($1,422,831) as compared to a working capital deficit of ($1,127,954) as of June 30, 2014, an increase of $294,877 in the deficit. The primary source of the increase in the deficit 2015 compared to fiscal 2014 was the loss from operations in the nine months ended March 31, 2015. Our financial condition raises substantial doubt that we will be able to continue as a “going concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of June 30, 2014. As of June 30, 2014, we had an accumulated deficit of ($10,717,263) and a working capital deficit of ($1,127,954). Through the nine months ended March 31, 2015, the Company reported a net loss of ($1,293,046) which included non-cash charges relating to the issuance of stock of $1,033,866.

Cash used in operating activities was ($135,744) during the nine months ended March 31, 2015 and ($1,011,489) for 2014.

During the nine month period in 2015 the cash used in operating activities was ($135,744), primarily because of the net loss of ($1,293,046) which was offset by a significant amount of non-cash charges relating to the issuance of stock of $1,033,866 incurred in this period; $810,000 of which related to the grant of shares to long time employees as well as consultants for additional efforts preparing the Company to be in position bring its financial reporting current and $223,866 loss on the settlement of liabilities associated with the offer to convert long standing loans to related parties and pay a cumulative preferred dividend at an equivalent rate of $1.50 per share, as approved by the shareholders, which is less than the value of our common offered in concurrent private placements. The net loss was also offset by depreciation and amortization of $67,305, by a decrease in other current assets of $29,845, and an increase in accrued expenses of $267,564. Cash provided by operating activities was decreased primarily due to a decrease in customer deposits of $113,910, a new lease deposit of $43,479, an increase in accounts receivable of $74,453, and a decrease in accounts payable of $30,004.

During the nine month period in 2014 the cash used in operating activities consisted principally of the net income of $1,604,466 reduced by the non operating gain on real estate of $2,355,904, which was offset by depreciation and amortization of $84,123, by non-cash charges relating to the issuance of common stock for service of $450,000 and an increase in accrued expenses of $158,537. Cash provided by operating activities was decreased primarily by an increase in accounts receivable of $572,716, an increase in other current assets of $61,788, a decrease in accounts payable of $321,158 and by an increase in inventory of $31,785.

The Company has financed its operations in recent years primarily through a debt facility with a financial firm, loans from officers and related parties and since April of 2013 the private placement of common stock to accredited investors.

The Company entered into a revolving credit facility with Gerber Finance, Inc. (“Gerber”) in 2012 with a maximum for this line of $1,500,000. The outstanding balance as of March 31, 2015 was $1,021,853 and as of June 30, 2014 was $925,304. Under this agreement the Company receives funds based on a borrowing base which consists of various percentages of certain assets. The interest rate for 2014 was 12% and there is an annual facility fee of 1.75% plus monthly collateral monitoring fees of $1,500 and other fees. The outstanding balance as of December 31, 2014 was $792,368.

During the nine month period ended March 31, 2015 the Company paid the remaining $360,000 on its acquisition note with Microsemi Corp. in full. We also invested $200,000 in a securities purchase agreement with AmpliTech Group Inc. of Bohemia, N.Y. Additionally during this six month period the Company invested $50,000 toward the total purchase price of $350,000 for a one-time licensing and rights fee in connection with the execution of a strategic partnership agreement with Dynamac, Inc. to develop, manufacture and market a portfolio of low cost RF/Microwave and Millimeter-wave calibrated test probes and related universal test platforms. The Company is presently renegotiating the terms for the remaining $300,000 licensing and rights fee and the expected delivery date of the initial proto-type products. Microphase also agreed to pay a 25% royalty fee based on the list price of each product sold by Microphase. Microphase has a first right of refusal to purchase the product line for $2.5 million for 3 years from the date of the agreement.

During the nine months ended March 31, 2014, the Company issued 472,953 shares of its common stock to accredited investors in private placements of its common stock to accredited investors pursuant to Rule 504 of regulation D and Section 4(2) of the Securities Act of 1933, as amended, which included 122,953 shares to finders and $60,750 of offering costs, generating $639,250 net proceeds to the Company.

During the nine months ended March 31, 2015, the Company issued 311,782 shares of its common stock to accredited investors in private placements of its common stock to accredited investors pursuant to Rule 504 of regulation D and Section 4(2) of the Securities Act of 1933, as amended, which included 68,782 shares to finders and $38,950 of offering costs, generating $447,050 net proceeds to the Company.

Preferred stock dividend

Effective December 31, 2014 the Board of Directors approved and declared payable all cumulative dividends in arrears for preferred shares of Microphase outstanding at September 30, 2014, under the original terms for preferred shares commencing with preferred shares issued since March 31, 2010. The Board also authorized the conversion of the liability for the preferred dividend payable into common shares at $1.50 consistent with the conversion rate for debt conversions approved by shareholders at the October 4th special meeting, resulting in the issuance of 329,825 shares of the Company’s common stock as payment of $494,735.

Capital stock conversions

Effective December 31, 2014, an officer and a former employee converted $150,000 and $170,000, respectively, or a total of $320,000 of related party loans into 213,333 shares of the Company’s common stock. Another officer converted $180,000 of related party loans into 1,800 shares of the Company’s preferred stock. Two officers each converted $80,000, or a total of $160,000 of unpaid compensation into a total of 1,600 shares of the Company’s preferred stock. A strategic vendor converted $15,000 of accounts payable into 10,000 shares of the Company’s common stock.

Other stock issuances

Effective December 31, 2014, the Company issued 355,000 shares of its common stock to advisors, consultants and employees valued at $710,000, which was charged to operations in the quarter ending December 31, 2014. During the three months ended March 31, 2015 the Company issued 50,000 shares to a consultant valued at $100,000 charged to operations in the current quarter.

CURRENT STATUS AND MANAGEMENT’S PLANS

The Company has been seeking to diversify its market focus beyond its legacy products. By utilizing our current capability together and positioning ourselves through targeted acquisitions, strategic alliances and product partnering we believe we can augment our current product offerings and will further enable us to continue to introduce a mix of Military Electronic Defense, Department of Homeland Security and commercial products for the wireless telecom, autonomous auto, test & measurements, and medical instrumentation markets. This strategy should enable Microphase to broaden its customer base and reduce risk by spreading its revenue base across multiple market sectors. Targeted strategic acquisitions should increase our market share and technology value of our product lines as well as broaden our product offering and diversify our customer base

.

The Company anticipates that it will need between $750,000 to $1,500,000 of additional capital over the next eighteen months. We may also need to issue shares of the Company’s common stock to maintain and fund the existing strategic alliances, product partnering and those targeted acquisitions the Company believes it can integrate in a productive manner. Having integrated the business component that we acquired from Microsemi Corp. we plan to finalize and implement our strategic partnership to develop, manufacture and market a portfolio of low cost RF/Microwave and Millimeter-wave calibrated test probes and related universal test platforms with Dynamac.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully continue the development, marketing and delivery of its products.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The discussion and analysis of our financial condition and results of operations is based upon our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of Accounts Receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Inventory Obsolescence

Inventory quantities and related values are analyzed at the end of each fiscal quarter to determine those items that are slow moving or obsolete. An inventory reserve is recorded for those items determined to be slow moving with a corresponding charge to cost of goods sold. Inventory items that are determined obsolete are written off currently with a corresponding charge to cost of goods sold.

Revenue Recognition

Revenues and costs of revenues are recognized during the period in which the products are shipped. The Company applies the provisions of FASB Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition in Financial Statements ASC 605-10, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. ASC 605-10 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue for sale of products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) the collectability is reasonably assured.

The Company’s sources of revenue are from the sale of various component amplifiers and filters. Revenue is recognized upon shipment of such products, FOB shipping point. The Company offers a 100% satisfaction guarantee against defects for 90 days after the sale of their product except for a few circumstances. There are no maintenance or service contracts related to any product sale.

OFF BALANCE SHEET TRANSACTIONS

As of May 20, 2015, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Registration Statement on Form 10, filed with the SEC on February 24, 2015 and Amendment No. 1 thereto, filed with the SEC on April 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All proceeds received from the following financings were used by the Company for working capital needs.

Common Stock Transactions

During the nine months ended March 31, 2014, the Company issued 225,000 shares of its common stock for services and charged $450,000 to selling general and administrative expense, valuing the shares based upon the value of concurrent private placements. The Company also issued 472,953 shares of its common stock to accredited investors in private placements of its common stock to accredited investors pursuant to Rule 504 of regulation D and Section 4(2) of the Securities Act of 1933, as amended, which included 122,953 shares to finders and $60,750 of offering costs, generating $639,250 net proceeds to the Company.

During the nine months ended March 31, 2015, the Company issued 405,000 shares of its common stock for services and charged $810,000 to operations; $730,000 to selling general and administrative expense and $80,000, valuing the shares based upon the value of concurrent private placements. The Company also issued 311,782 shares of its common stock to accredited investors in private placements of its common stock to accredited investors pursuant to Rule 504 of regulation D and Section 4(2) of the Securities Act of 1933, as amended, which included 68,782 shares to finders and $38,950 of offering costs, generating $447,050 net proceeds to the Company.

Effective December 31, 2014, an officer and a former employee converted $150,000 and $170,000, respectively, or a total of $320,000 of related party loans into 213,333 shares of the Company’s common stock. A strategic vendor converted $15,000 of accounts payable of into 10,000 shares of the Company’s common stock. The Company recorded beneficial conversion feature interest of $223,866 on the difference between the conversion value of $1.50 and $2.00, the value of shares issued in recent private placements.

Preferred Stock Transactions

The preferred stock, with respect to dividends, liquidation payments, and liquidation rights, ranks senior to the common stock and of the Company. Holders of Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends, at the annual rate of 6% of the stated par value, or $100 per share. Dividends are cumulative and accrue from the effective date of issuance of the Preferred Stock until declared.

As of June 30, 2014, 23,543 preferred shares had been issued and the cumulative dividends undeclared were approximately $459,400.

In December 2014, the Board of Directors declared $494,735 of dividends on preferred shares outstanding as of September 30, 2014 and authorized the payment in 329,825 shares common stock using a conversion rate of $1.50 per share, charging an additional $164,193 to retained deficit for the loss on the settlement of the dividend payable.

In December 2014, an officer converted $180,000 of related party loans into 1,800 shares of the Company’s preferred stock. Two officers each converted $80,000, or a total of $160,000 of unpaid compensation into a total of 1,600 shares of the Company’s preferred stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith.
10

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROPHASE CORPORATION

Dated: May 20, 2015	By:	/s/ Necdet Ergul
	Name:	Necdet Ergul
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Ashman
	Name:	James Ashman
	Title:	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

