Form 10-K
period 2015-06-30
Microphase Corp
filed 2015-09-30
CIK 1574969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE YEAR ENDED JUNE 30, 2015

COMMISSION FILE NO. 000-55382

Microphase Corporation

(Name of issuer in its charter)

CONNECTICUT	22-2287503
(State or other jurisdiction of incorporation or organization)

100 TRAP FALLS ROAD EXTENSION SHELTON, CONNECTICUT 06484
(Address of principal executive offices)

Registrant’s telephone number, including area code: (203) 866-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, NO PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐     No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,681,928 based upon the last sale price at which common equity was sold. As of September 23, 2015, there were 4,775,306 shares of common stock, no par value, outstanding.

Documents Incorporated by Reference

None.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

PART I

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties. The Company discusses many of these risks and uncertainties in greater detail in Part I, Item 1A of this 10-K under the heading “Risk Factors.” These risks and uncertainties may cause the Company’s actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions as of the date of this report. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with Microphase Corporation’s financial statements and related notes included elsewhere in this report.

ITEM 1. BUSINESS.

General Information

Our business address is 100 Trap Falls Road Extension, Shelton, CT 06484. Our Internet website address is www.microphase.com. The information contained in, or that can be accessed through, our website is not part of this registration statement.

Existing Business

Microphase Corporation is a “design to manufacture” original equipment manufacturer (OEM) providing, primarily as a sub-contractor to prime military contractors, components for radar, electronic warfare (EW) and communication systems. Such components include, radio frequency (RF) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video Amplifiers (DLVA) to the military, aerospace and telecommunications industries. Sales to prime contractors of the U.S. Government represent 86% of sales. The Company has two manufacturing facilities, one in Shelton, Connecticut and one in Folsom, California. The Company has recently moved to its Shelton, Connecticut manufacturing facility from Norwalk, Connecticut.

Going Concern Opinion

As of June 30, 2015, we had an accumulated deficit of $12,855,220 and a total stockholders’ deficit of $787,676. As of June 30, 2014 we had an accumulated deficit of $10,717,263 and a total stockholders’ deficit of $1,525,284. A significant amount of capital will be necessary to sustain, grow and advance our business and these conditions raise substantial doubt about our ability to continue as a going concern, as expressed in our Auditor’s report.

Historical Overview

Microphase Corporation was founded in 1955, by Mr. Necdet Ergul, and was originally incorporated in the Commonwealth of Massachusetts and reincorporated under Connecticut law in 1959. As we enter our 60th year, Microphase, now located in Shelton, CT and Folsom, CA, is engaged in the design and manufacture of Radio Frequency (RF) and microwave electronic components and subsystems, as one of the oldest and most experienced microwave product companies in the industry. The contributions of Microphase to filter and multiplexer technology have been extensive. As discussed below, since our first diplexer designed for Lockheed Martin in 1955, to the use of our multiplexer on the first Telstar satellite, for which we received a letter of achievement from Bell Labs in 1958, and through the use of our components in significant defense programs more recently, including the Polaris Submarine and the F35 Joint Strike Fighter, we have been recognized as a contributor to vital programs that have marked the evolution of RF components.

Microphase Corporation specializes in microwave electronics that provides core technology solutions for radar systems. These solutions include complex components and devices for detection, filtering, conditioning, and amplification of radar signals. Radar signals are bursts of microwave energy that are emitted by a transmitter. When these radar signals come in contact with an object they are reflected back towards the transmitter and are captured by a radar receiver. The received reflected radar signals are usually very weak and buried in noise and require ultra-sensitive detection and high precision video amplification systems in order to accurately recover the signals and facilitate use of the information received.

Microphase Corporation designs and manufactures components and subsystems that carry out these functions. Products include: (1) Filters that sort out and clarify microwave signals; (2) Multiplexers that are a series of filters combined in a single package; (3) Solid State Amplifiers that amplify microwave signals; (4) Detectors and Limiters that are semiconductor devices for detection of radar signals and protection of receivers from damage from high power signals and jamming; (5) Detector Log Video Amplifiers that are fully integrated detection systems ruggedized to meet the most stringent requirements of the military environments; and (6) Integrated Assemblies that combine multiple functions from a range of components and devices including transmitters, receivers, filters, amplifiers, detectors, and other functionality into single, efficient, high performance, multifunction assemblies.

Microwave technology is a well-established and dominant electronics field with a wide range of applications across a diverse mix of military and commercial market sectors. These applications and market sectors cover commercial wireless infrastructure including cell tower, tower-mount, and pole-mount macro-, mini-, and micro-cell base stations; wireless backhaul and enterprise networks comprising point to point and multipoint microwave towers and links; defense & aerospace including radar systems, telemetry transmitters for missile systems, electronic warfare (EW) systems, tactical radio communications systems for ground, sea, and airborne applications; satellite communications; land mobile radio systems for public safety and homeland security communications networks; broadcast systems including digital TV transmitters; electronic test and measurement instruments including high precision RF and microwave signal generators and analyzers; medical instrumentation including MRI and laser systems and RF surgical probe systems; microwave wireless multimedia devices; GPS receivers; automotive sensors; tollway transponders; security scanners; and household appliances including microwave ovens, cordless phones, set-top boxes, cable and Wi-Fi modems.

We have a long history of supplying high power, high frequency, RF and microwave products, including filters, log video amplifiers, detectors and integrated assemblies, to prime contractors that in turn supply government military customers. These prime contractors include, but are not limited to, Lockheed Martin, BAE, Raytheon and Saab, our four largest contractors. Our products have been used in numerous programs dating back to 1956, when Microphase introduced its first diplexer to Lockheed Martin. Continuing its technology leadership, Microphase designed a seven channel multiplexer, now housed in the Smithsonian Institute of Technology, which was onboard the first US piloted space flight, the Mercury Freedom 7 Capsule, on May 5, 1961. Other notable programs in which the Company’s products were used include the Atlas Missile, Vanguard Missile, Polaris Missile System (recipient of citation from Bureau of Naval Weapons), SHRIKE Missile, ARM Missile, the Patriot Missile System, THAAD (Terminal High Altitude Area Defense), the Samos, Tiros, and Currier Space Probes, the B1 Bomber, the F111, EA6B, F14, F16, F18, Gripen fighter, and the F35 joint strike fighter planes, and more recently drone programs including the Predator, the Reaper and the Shadow.

As the need for more secure communications increases, the need for higher powered and higher frequency devices is needed for applications in military, public safety/homeland security, medical, autonomous auto, commercial communications and other fields.

The Company recently signed an agreement to develop, implement, manufacture, market and sell a new line of test probe products for the RF/Microwave Test and Measurement (“T&M”) industry developed by Dynamac, Inc. Pursuant to this agreement the Company is obligated to pay to Dynamac $350,000 for a one time perpetual licensing fee, of which $50,000 has already been paid and the terms of the remaining $300,000 are being re-negotiated between the parties. These T&M products and solutions are designed for daily use by thousands of electronic and wireless engineers around the world and could reduce test and measurement time from days and weeks to minutes. The Company expects a diverse customer base which target end users in the areas of research, product design and development, component/device design and development, semiconductor chip and integrated circuit design and development, production testing, incoming inspection and quality control.

Competition

We operate in highly competitive markets that are sensitive to technological advances. Many of our competitors in each of our markets are larger than we are and maintain higher levels of expenditures for research and development. In each of our markets, we concentrate on the opportunities that our management believes are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these markets are product quality and reliability; technological capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; the effectiveness of third-party sales channels in international markets; and cost-effectiveness.

In the RF Communications segment, principal competitors for our filter components products include K & L Microwave, a Dover Company located in Salisbury, MD; R S Microwave, a privately held company headquartered in Butler, NJ; Lorch Microwave of Salisbury, MD, a member of the Smith Group, a global technology company listed on the London Stock Exchange; and Delta Diversified Products, a private company based in Arizona.

In the Video amplifier segment, principal competitors for our Detector Log Video Amplifier Sensor products include American Microwave Corporation, a privately held company headquartered in Frederick, MD; Akon Inc., a privately held company based in San Jose, CA; Planar Monolithics Industries (“PMI”), a privately held company based in Frederick, MD; L-3 Narda-Miteq, a subsidiary of L-3 Communications Inc., a publicly-traded company based in New York, NY; and Signal Technology, a subsidiary of Crane Co., a publicly-traded company based in Stamford, CT.

RF/Microwave Industry

The RF/Microwave industry is vast, comprising a wide range of diverse technologies that incorporate everything from tiny components to large integrated systems. The scope of applications for RF/Microwave products is nearly as broad as the number of technologies themselves, with a reach that grows wider with each passing year. RF/Microwave products support a variety of market segments including defense and aerospace; mobile wireless infrastructure networks; multimedia devices; household appliances such as microwave ovens, set top boxes and entertainment systems; public safety/homeland security communications; broadcast systems; automotive sensors; and other markets. These markets have traditionally presented a wide range of opportunities and diverse customers for Microphase’s RF/Microwave products. As a customer-driven global provider of RF/Microwave components, devices, and integrated assemblies we plan to expand market penetration in emerging technology markets including 5th Generation (5G) wireless mobile communications, commercial drone systems, and Internet of Things (IoT), which provides for advanced interconnection of devices, systems, and services within the existing Internet infrastructure and is expected to rely heavily on wireless links to lead in automation in nearly all fields from residential to commercial, healthcare and industrial markets.

The RF/Microwave components drive annual opportunities that are valued in the billions of dollars. The market segments for Microphase products including filters, detector log video amplifiers, power amplifiers, and integrated assemblies together are valued at more than $4 billion annually as calculated by the Company based on data from CTIA-The Wireless Association, the Microwave Journal, Civitas Group and Transparance Market Research.

Defense Industry

The US Department of Defense (“DoD”) is committed to ensuring a high state of military readiness, with funding priorities focused on the safety and effectiveness of US troops, national defense, homeland security, and battlefield command, control and communication systems. Advanced radar systems, jamming systems, smart munitions, electronic surveillance and communication systems are important DOD capabilities. The Company’s products and technologies are mission-critical components which are supplied to the major US Defense Original Equipment Manufacturers (“OEMs”) that develop and manufacture these systems for the DoD.

Microphase is known in the RF and microwave defense electronics industry for its technical proficiency in high frequency, high power products that support secure communications between military assets, having been an approved contractor and sub-contractor for prime contractors and performing work for the DOD for RF applications since 1963. The Company possesses a high degree of engineering talent and technical expertise in high frequency, high power communications. The Company focuses on more complex and higher performance products with higher technical requirements.

Principal Customers; Government Contracts

The percentage of our revenue that was derived from sales to major defense contractors of advanced weapons systems to U.S. Government customers, including the Military, the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, was approximately 86 percent in fiscal 2015 compared with approximately 99 percent in fiscal 2014 and 99 percent in fiscal 2013. Our U.S. Government sales are predominantly derived from contracts with prime military contractors to the U.S. Government.

On U.S. Government firm fixed-price contracts we agree to perform a specific scope of work for a fixed price and, as a result, may benefit from cost savings and may carry the burden of cost overruns. U.S. Government contracts are terminable for the convenience of the U.S. Government, as well as for default based on performance. Companies supplying goods and services to the U.S. Government are dependent on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies resulting from various military, political, economic and international developments. Long-term U.S. Government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Under contracts terminable for the convenience of the U.S. Government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts that are terminable for default generally provide that the U.S. Government pays only for the work it has accepted and may require the contractor to pay for the incremental cost of re-procurement and may hold the contractor liable for damages. In many cases, there is also uncertainty relating to the complexity of designs, necessity for design improvements and difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work. Under many U.S. Government contracts, we are required to maintain facility and personnel security clearances complying with DoD and other Federal agency requirements.

Business the Company Intends to Expand Upon

Global RF/Microwave Test and Measurement Industry

The global RF/microwave test and measurement industry is estimated to reach $4.2 billion in 2016, growing at a compound annual rate of 7% as the increasing complexity of products translates into growth opportunities for RF/microwave test and measurement vendors. This market estimate was calculated by the Company based on data from the US Department of Labor, the Institute of Electrical and Electronics Engineers (“IEEE”), Frost and Sullivan, and Keysight Technologies, Inc. (NYSE:KEYS). Key factors driving the growth include, the growth in wireless and mobile devices, revolving wireless standards, and a focus on Multiple Input Multiple Output (“MIMO”) technology using multiple antennas to make use of reflected signals to provide gains in channel quality. As standards continue to evolve and emerge, there is expected to be a greater demand for state of the art vector network and spectrum analyzers and related accessories.

Subject to available financial resources, Microphase plans to introduce a series of unique and high performance handheld and PC-based electronic test and measurement devices and supporting accessories designed for use with a laptop or desktop computer. These products are intended to provide the most cost effective and most efficient tools for test and characterization of RF/microwave and wireless components, devices, and circuits. Our test and measurement solutions enable board-less, connector-less, solder-less and non-destructive test and measurement of RF/Microwave and wireless packaged and unpackaged devices, components, and circuits. The product line is proprietary and protected by two issued patents and more than 18 patent applications currently in process. The RF/Microwave test and measurement industry is dominated by 5 major global test equipment manufacturers including Keysight Technologies (formerly Agilent Technologies), Anritsu, Rohde & Schwarz, Tektronix (a division of Danaher), and National Instruments. These manufacturers offer a range of vector network and spectrum analyzers which are key electronic test and measurement instruments for test and performance characterization of RF and microwave components, devices, and circuits. In addition to these five major test equipment manufacturers there are several small manufacturers that offer a wide range of test and measurement tools and accessories many of which are designed and intended to work and/or interface with test instruments manufactured by these five major manufacturers. Microphase T&M products include tools and solutions that are intended to interface directly with test instruments from all five test equipment manufacturers as well as test solutions that operate independent of these instruments and in some cases compete with these instruments.

Growth Strategy

While our core market historically has been the military electronic defense industry and the commercial wireline telecommunication industry, we intend to leverage our high-frequency RF and microwave expertise to expand into high growth sectors of the wireless and RF microwave industries where we can command significant leadership. The strategic plan for future growth is to develop and/or acquire proprietary technologies and solutions that will supersede existing solutions and products from the perspectives of cost, size, weight, reliability and performance, have general appeal to the end user markets worldwide, and enable the Company to command significant market leadership.

The Company will be diversifying its market focus beyond its legacy products by introducing a mix of defense, Department of Homeland Security and commercial products for the wireless telecom, autonomous auto, test & measurements, and medical instrumentation markets. This strategy should enable Microphase to broaden its customer base and reduce risk by spreading its revenue base across multiple market sectors.

Targeted strategic acquisitions should increase our market share and technology value of our product lines as well as broaden our product offering and diversify our customer base.

Groundbreaking technologies and innovative solutions should drive our strategic roadmap for long-term growth and profitability. Discussions are underway for collaboration and joint development with certain potential strategic partners. Microphase is aggressively pursuing access to niche products and solutions with first-to-market opportunities.

Recent Developments

Pursuant to the Company’s growth strategy, on March 31, 2013 the Company acquired a line of detector log video amplifier (“DLVA”) threat detection products from Microsemi Corporation, a global designer, manufacturer and marketer of analog and mixed-signal integrated circuits and semiconductors. The acquired product line specializes in threat detection assemblies used in many DOD programs. The product line is complementary to Microphase’s existing portfolio of high end Video Amplifier products and has enabled the Company to enhance its market leadership position by allowing it to expand its product offerings. This line of business accounted for 26% of the Company’s 2015 sales.

In July of 2014, Microphase executed a Stock Purchase Agreement with AmpliTech Group, Inc., a publicly-traded provider of RF/Microwave and low-noise amplifiers for critical and high-reliability, wireless and satellite communications applications. Microphase received 8,666,666 shares of common stock of Amplitech Group, Inc. for a $200,000 investment. To date this investment has been a passive investment.

In August of 2014, Microphase entered into an agreement with Dynamac, Inc. (“Dynamac”), a privately-held company located in Addison, Illinois, regarding a new line of test probe products. The Company would be able to manufacture, market and sell this product line, when and if commercially viable, under the Microphase name. The Company believes there are significant opportunities in the RF/Microwave Test and Measurement industry for low-cost, high-frequency calibrated test probe products and related test platforms and accessories. Microphase and Dynamac formed a strategic partnership that is expected to enable both companies to use their core competencies, technologies and resources to develop, manufacture and market a unique portfolio of the industry’s first low-cost RF/Microwave and Millimeter-wave calibrated test probes and related universal test platforms as alternative commercial products to conventional custom test solutions. Dynamac’s product line is protected by a strong intellectual property portfolio which includes two issued patents, 18 patents applications in process and trade secrets. Microphase and Dynamac expect to file additional patent applications to protect several additional products planned for future development. Microphase is required to provide additional funding to enable transition of T&M products from prototype phase to full scale production. The parties are continuing to negotiate a timeframe for such funding and delivery of engineering prototypes.

Existing Product Families

Detector Log Video Amplifiers:   Microphase DLVA products are complex subsystem modules that are used primarily in radar and electronic warfare (EW) systems to detect and process with high precision and accuracy incoming signals having varying power levels in highly electromagnetic dense and noisy environments to deliver video output signals to advanced early warning radar and control systems.

Detectors and Limiters:   These products are used in the receivers of radio and satellite communications, GPS, radar, and electronic countermeasure systems for detection of very low level signals while at the same time protecting high sensitivity receivers from high power interference and jamming sources.

Filters:   Microphase’s filter portfolio offers a complete line of bandpass, bandstop, lowpass, and highpass filter products for both transmitter and receiver applications. Microphase filters are used in a wide range of communications, broadcast, radar, and satellite systems, etc. to provide channel selectivity, and to eliminate or mitigate noise, interference and/or spurious emissions.

Switched Filter Banks:   A switched filter assembly typically consists of a bank of filters and a controlled high speed switch matrix. Each filter within the filter bank covers a specific frequency band. The filters are selected and switched in nanoseconds by a digital control signal. Microphase offers switched filter assemblies consisting of up to 16 filters or channels for use in EW, military and aerospace, and communications systems.

Duplexers and Multiplexers:   Our duplexers consist of two filters which provide a high degree of isolation between transmit and receive signals enabling a transmitter and receiver to operate safely and reliably via a single common antenna. Microphase multiplexers consist of multiple filters designed and arranged in such a way to provide contiguous and non-contiguous channels. Microphase designs and manufactures multiplexers with up to 16 channels using various advanced filter technologies to meet customer-specific requirements.

Amplifier Solutions:   Microphase offers a family of custom designed and manufactured amplifiers covering frequency range up to 18 GHz providing linear amplification of signals for both transmitter and receiver applications for a wide range of military and commercial communications, radar, EW and ECM systems.

Multifunction Assemblies and Integrated Subsystems:   Many of Microphase products are leveraged, used, and integrated along with other functionality and technologies in the design, development, and manufacture of higher level functionality in smaller and more compact multifunction assemblies offering solutions with substantially reduced risk and complexity when compared to discrete architectures.

Employees

As of June 30, 2015, the Company had 56 full-time employees, 6 part-time employees, 2 paid consultants and 2 contract workers.

Reports to Security Holders.

1.	The Company files reports with the SEC. The Company is a reporting company and complies with the requirements of the Exchange Act.

2.	The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in evaluating our business. If any of these risks, or other risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition and results of operations could be adversely affected. If that happens, the market price of our common stock could decline.

RISKS RELATED TO OUR BUSINESS IN THE RF/MICROWAVE INDUSTRY, AND MILITARY INDUSTRY, FINANCIAL CONDITION AND COMMON STOCK.

Risks Related to Our Business

OUR CURRENT REVENUE IS PRIMARILY DELIVERED FROM PRIME DEFENSE CONTRACTORS TO THE U.S. GOVERNMENT AND ITS ALLIES AS CUSTOMERS, AND THE LOSS OF THESE RELATIONSHIPS, A REDUCTION IN U.S. GOVERNMENT FUNDING OR A CHANGE IN U.S. GOVERNMENT SPENDING PRIORITIES COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

We are highly dependent on sales to major defense contractors of advance weapons systems to the U.S. military. Such customers include Northrop Grumman, Lockheed Martin, Raytheon, and British Aerospace. The percentage of our revenue that was derived from sales to major defense contractors and directly to the U.S. Government was 86% in fiscal 2015, 99% in fiscal 2014 and 99% in fiscal 2013. Therefore, any significant disruption or deterioration of our relationship with such major defense contractors or the U.S. Government would materially reduce our revenue. Our competitors continuously engage in efforts to expand their business relationships with the same major defense contractors and the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. We expect that a majority of the business that we seek will be awarded through competitive bidding. We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas, and we may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, as well as the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. Following any contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. Major defense contractors to whom we supply components for systems must compete with other major defense contractors (to whom we may not supply components) for military orders from the U.S. Government In addition there are other policy imperatives for consideration for limited resources and for uncertain levels of funding during the budget and appropriation process. Budget and appropriations decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including sequestration (automatic, across-the-board U.S. Government budgetary spending cuts) and whether it will be superseded by alternate arrangements. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending, could have material adverse consequences on our future business.

FEDERAL GOVERNMENT CONTRACTS MAY BE TERMINATED BY THE FEDERAL GOVERNMENT AT ANY TIME PRIOR TO THEIR COMPLETION WHICH COULD LEAD TO UNEXPECTED LOSS OF SALES AND REDUCTION IN BACKLOG.

Under the terms of federal government contracts, the federal government may unilaterally:

•	terminate or modify existing contracts;

•	reduce the value of existing contracts through partial termination; and

•	delay the payment of our invoices by government payment offices.

The federal government can terminate or modify any of its contracts with us or its prime contractors either for its convenience, or if we or its prime contractors default, by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and subcontracts. If the federal government or its prime contractors terminate and/or materially modify any of our contracts or if any applicable options are not exercised, our failure to replace sales generated from such contracts would result in lower sales and could adversely affect our earnings, which could have a material adverse effect on our business, results of operations and financial condition. Our backlog as of June 30, 2015 was approximately $6.2 million. Our backlog could be adversely affected if contracts are modified or terminated.

OUR PRODUCTS WITH MILITARY APPLICATIONS ARE SUBJECT TO EXPORT REGULATIONS, WHICH MAY BE COSTLY.

We are required to obtain export licenses before filling foreign orders for many of our products with military or other governmental applications. United States Export Administration regulations control high tech exports like our products for reasons of national security and compliance with foreign policy, to guarantee domestic reserves of products in short supply and, under certain circumstances, for the security of a destination country. Thus, any foreign sales of our products requiring export licenses must comply with these general policies. In addition, these regulations are subject to change, and any such change may require us to improve our technologies, incur expenses or both in order to comply with such regulations.

WE DEPEND ON U.S. GOVERNMENT CONTRACTS RECEIVED BY MAJOR DEFENSE CONTRACTORS, WHICH OFTEN ARE ONLY PARTIALLY FUNDED, SUBJECT TO IMMEDIATE TERMINATION, AND HEAVILY REGULATED AND AUDITED. THE TERMINATION OR FAILURE TO FUND, OR NEGATIVE AUDIT FINDINGS FOR, ONE OR MORE OF THESE CONTRACTS COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

Over its lifetime, a U.S. Government program awarded to a major defense contractor may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. Government programs is subject to Congressional appropriations. Although multi-year contracts may be authorized and appropriated in connection with major procurements, Congress generally appropriates funds on a fiscal year basis. Procurement funds are typically made available for obligation over the course of one to three years. Consequently, programs often receive only partial funding initially, and additional funds are obligated only as Congress authorizes further appropriations. The termination of funding for a U.S. Government program with respect to a major defense contractors would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.

Generally, U.S. Government contracts are subject to oversight audits by U.S. Government representatives. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenues based on costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments, and we may be required to materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines and suspension or debarment from U.S. Government contracting or subcontracting for a period of time.

In addition, U.S. Government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience upon the payment only for work done and commitments made at the time of termination. We can give no assurance that one or more of the U.S. Government contracts with a major defense contractor that we provide component products to will not be terminated under these circumstances. Also, we can give no assurance that we would be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of our U.S. Government contracts. Because a significant portion of our revenue is dependent on our performance and payment under our U.S. Government contracts, the loss of one or more large contracts could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our government business also is subject to specific procurement regulations and a variety of socio-economic and other requirements. These requirements, although customary in U.S. Government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our business, financial condition, results of operations and cash flows. Failure to comply with these regulations and requirements could lead to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment from U.S. Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws, including those related to procurement integrity, export control, U.S. Government security regulations, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. Government contract or relationship as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. Government contracts.

OUR BUSINESS COULD BE NEGATIVELY IMPACTED BY CYBERSECURITY THREATS AND OTHER SECURITY THREATS AND DISRUPTIONS.

As a U.S. defense contractor, we face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, threats to physical security, and possible domestic terrorism events. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. We are also involved with information technology systems for certain customers and other third parties, which generally face similar security threats. Cybersecurity threats in particular, are persistent, evolve quickly and include, but are not limited to, computer viruses, attempts to access information, denial of service and other electronic security breaches. We believe we have implemented appropriate measures and controls and we have invested in skilled IT resources to appropriately identify threats and mitigate potential risks, but there can be no assurance that such actions will be sufficient to prevent disruptions to mission critical systems, the unauthorized release of confidential information or corruption of data. A security breach or other significant disruption involving these types of information and IT networks and related systems could:

•	Disrupt the proper functioning of these networks and systems and therefore our operations and/or those of certain of our customers;

•	Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	Compromise national security and other sensitive government functions;

•	Require significant management attention and resources to remedy the damages that result;

•	Subject us to claims for contract breach, damages, credits, penalties or termination; and

•	Damage our reputation with our customers (particularly agencies of the U.S. Government) and the public generally.

Any or all of the foregoing could have a negative impact on our business, financial conditions, results of operations and cash flows.

WE ENTER INTO FIXED-PRICE CONTRACTS THAT COULD SUBJECT US TO LOSSES IN THE EVENT OF COST OVERRUNS OR A SIGNIFICANT INCREASE IN INFLATION.

We have a number of fixed-price contracts, which allow us to benefit from cost savings, but subject us to the risk of potential cost overruns, particularly for firm fixed-price contracts because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us. The U.S. and other countries also may experience a significant increase in inflation. A significant increase in inflation rates could have a significant adverse impact on the profitability of these contracts. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Cost overruns could have an adverse impact on our financial results.

WE DERIVE A PORTION OF OUR REVENUE FROM INTERNATIONAL OPERATIONS AND ARE SUBJECT TO SOME OF THE RISKS OF DOING BUSINESS INTERNATIONALLY.

We are dependent on sales to customers outside the U.S. The percentage of our total revenue represented by revenue from products and services exported from the U.S. (including foreign military sales) or manufactured or rendered abroad was 14% in 2015, 3% in fiscal 2014, 3% in fiscal 2013 and 3% in fiscal 2012. Although we are paid in U.S. dollars for our export products and are therefore not subject to currency fluctuation risks, we are subject to other international business risks including:

•	The laws, regulations and policies of foreign governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act (“FCPA”);

•	Changes in regulatory requirements, including business or operating license requirements, imposition of tariffs or embargoes, export controls and other trade restrictions;

•	Uncertainties and restrictions concerning the availability of funding, credit or guarantees; the complexity and necessity of using, and disruptions involving our, international dealers, distributors, sales representatives and consultants;

•	Import and export licensing requirements and regulations, as well as unforeseen changes in export regulations;

•	Uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses; and

•	Rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY A NEGATIVE AUDIT OR INVESTIGATORY FINDING BY THE U.S. GOVERNMENT.

As a government contractor, we are subject to audits and investigations by U.S. Government agencies including the DCAA, the DCMA, the Inspector General of the DoD and other departments and agencies, the Government Accountability Office, the Department of Justice (DoJ) and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether a contractor’s operations are being conducted in accordance with applicable requirements. The DCAA and DCMA also review the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s accounting, purchasing, property, estimating, earned value management and material management accounting systems. Our final allowable incurred costs for each year are also subject to audit and have from time to time resulted in disputes between us and the U.S. Government. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

NEGATIVE PUBLIC OR COMMUNITY RESPONSE TO MILITARY PROJECTS IN GENERAL OR OUR PROJECTS SPECIFICALLY CAN ADVERSELY AFFECT OUR ABILITY TO DEVELOP OUR PROJECTS.

Negative public or community response to our military projects can adversely affect our ability to develop, construct and operate our projects. This type of negative response can lead to legal, public relations and other challenges that impede our ability to meet our development and construction targets, achieve commercial operations for a project on schedule, address the changing needs of our projects over time and generate revenues. Some projects being developed by our competitors have been the subject of administrative and legal challenges from groups opposed to military projects in general or concerned with potential impacts. In the future, we also expect this type of opposition as we develop and construct our future projects. An increase in opposition to our requests for permits or successful challenges or appeals to permits issued to us could materially adversely affect our future development plans. If we are unable to develop, construct and operate the production capacity that we expect from our future development projects in our anticipated timeframes, it could have a material adverse effect on our business, financial condition and results of operations.

FUTURE LITIGATION OR ADMINISTRATIVE PROCEEDINGS RELATED TO OUR MILITARY, PROJECTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In the future, we may be involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business related to military, aerospace and telecommunications projects. Unfavorable outcomes or developments relating to any such proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE NOT BEEN PROFITABLE DURING THE PAST THREE FISCAL YEARS.

During the past three fiscal years we have incurred losses from operations. These losses are attributable to lower volumes of our products sold to major defense contractors as a result of the overall reduction in defense spending and sequestration by the U.S. Congress. Sales have been almost entirely of our legacy products and we have not introduced new products into the market during such period. The Company’s plan to increase revenues includes making strategic acquisitions and joint ventures and no assurance can be given that the Microphase will be able to identify and purchase additional strategic complements to increase sales beyond its existing products.

WE HAVE BEEN UNABLE DURING THE PAST THREE YEARS TO MAXIMIZE DELIVERY OF OUR ORDERS.

Since the financial crisis of 2008, Microphase has been significantly short of capital needed to acquire parts for production of its products to complete orders for such products. At times the Company has not had the cash available to make advance payments for the purchase of parts, and then, as a consequence, would not receive the parts from its vendors required to finish a customer order. This would then delay the delivery of products to customers, and would also delay recognition of the resulting revenues and the receipt of cash from the customer. Sometimes after experiencing a delay in delivery of an order from Microphase, the customer would not place its next order with the Company, resulting in a loss of business. Although access to the public financial markets should increase its ability to raise capital, however, no assurances can be given that a significant liquid market will develop for its common stock thereby allowing greater access to capital.

OUR OPERATING RESULTS HAVE HISTORICALLY BEEN SUBJECT TO SIGNIFICANT YEARLY AND QUARTERLY FLUCTUATIONS AND ARE EXPECTED TO CONTINUE TO FLUCTUATE.

Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors including:

•	our reliance on a limited number of customers for a large portion of our revenues;

•	our ability to successfully implement programs to stimulate sales by anticipating and offering customized new products and services customers will require in the future to increase the efficiency and profitability of their products;

•	our ability to successfully complete programs on a timely basis, to reduce our cost structure, including fixed costs, to streamline our operations and to reduce product costs;

•	our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses and to dispose of or exit non-core businesses;

•	increased price and product competition in our markets;

•	the inherent uncertainties of using forecasts, estimates and assumptions for asset valuations and in determining the amounts of accrued liabilities and other items in our consolidated financial statements;

•	our ability to implement our work plan without negatively impacting our relationships with our customers, the delivery of products based on new and developing technologies, the delivery of high quality products at competitive prices, the maintenance of technological leadership, the effectiveness of our internal processes and organizations and the retention of qualified personnel;

•	fluctuations in our gross margins;

•	the development, introduction and market acceptance of new technologies;

•	variations in sales channels, product costs and the mix of products sold;

•	the size and timing of customer orders and shipments;

•	our ability to maintain appropriate inventory levels;

•	the impact of acquired businesses and technologies;

•	the impact of our product development schedules, product quality variances, manufacturing capacity and lead times required to produce our products;

•	changes in legislation, regulation and/or accounting rules; the impact of higher insurance premiums and deductibles and greater limitations on insurance coverage; and

•	acts of terrorism or the outbreak of hostilities or armed conflict between countries.

THERE ARE A NUMBER OF TRENDS AND FACTORS WHICH AFFECT OUR MARKETS, INCLUDING ECONOMIC CONDITIONS IN THE UNITED STATES, EUROPE AND GLOBALLY, THAT ARE BEYOND OUR CONTROL. THESE TRENDS AND FACTORS MAY RESULT IN REDUCED DEMAND AND PRICING PRESSURE ON OUR PRODUCTS.

There are trends and factors affecting our markets that are beyond our control and may affect our operations. Such trends and factors include:

•	adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;

•	reduced capital spending and/or negative economic conditions in the United States, Europe as well as other areas of the world;

•	adverse changes in our credit condition or the credit quality of our customers and suppliers;

•	adverse changes in demand for our specialized products in the market;

•	the trend towards the sale of integrated products that do not require the components we make;

•	the greater uncertainty of the actual size and timing of, capital expenditures by military customers;

•	greater uncertainty surrounding inventory practices, including the timing of product and service deployment, of our type of customers;

•	policies of our customers regarding utilization of single or multiple vendors for the products they purchase;

•	the overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers;

•	conditions in the broader market for military and communications products;

•	governmental regulation or intervention affecting our products; and

•	the effects of war and acts of terrorism, such as disruptions in general global economic activity, changes in logistics and security arrangements that reduced customer demand for our products and services.

A NUMBER OF FACTORS COULD NEGATIVELY IMPACT OUR GROSS MARGINS, WHICH IN TURN WOULD NEGATIVELY AFFECT OUR OPERATING RESULTS.

Our gross margins may be negatively affected by a result of a number of factors, including:

•	increased price competition;

•	excess capacity or excess fixed assets;

•	customer and contract settlements;

•	higher product, material or labor costs;

•	increased inventory provisions or contract and customer settlement costs;

•	warranty costs;

•	obsolescence;

•	loss of cost savings on future inventory purchases as a result of high inventory levels;

•	introductions of new products and costs of entering new markets;

•	increased levels of customer services;

•	changes in distribution channels; and

•	changes in product and geographic mix.

FUTURE CASH FLOW FLUCTUATIONS MAY AFFECT OUR ABILITY TO FUND OUR WORKING CAPITAL REQUIREMENTS OR ACHIEVE OUR BUSINESS OBJECTIVES IN A TIMELY MANNER.

Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms and supplier terms and conditions. We believe our cash on hand and availability under our line of credit will be sufficient to fund our current business model, and meet our customer commitments for at least the next 12 months. However, a greater than expected slow-down in capital spending by our customers may require us to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect. Our inability to manage cash flow fluctuations resulting from the above factors could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner.

OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED BY INCREASED LEVELS OF DEBT.

In order to finance our business or to finance possible acquisitions we may incur significant levels of debt compared to historical levels, and we may need to secure additional sources of funding, which may include debt or convertible debt financing, in the future. A high level of debt, arduous or restrictive terms and conditions relating to accessing certain sources of funding, failure to meet the financial and/or other covenants in our credit and/or support facilities and any significant reduction in, or access to, such facilities, poor business performance or lower than expected cash inflows could have adverse consequences on our ability to fund our business and the operation of our business. Other effects of a high level of debt include the following:

•	we may have difficulty borrowing money in the future or accessing sources of funding;

•	we may need to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;

•	a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business; and

•	if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products, sell assets and/or forego business opportunities including acquisitions, research and development projects or product design enhancements.

THE TESTING OF ELECTRONIC COMMUNICATIONS EQUIPMENT AND THE ACCURATE TRANSMISSION OF INFORMATION ENTAIL A RISK OF PRODUCT LIABILITY CLAIMS BY CUSTOMERS AND OTHERS.

Product liability claims may be asserted against us by end-users of any of our products. We maintain product liability insurance coverage with an aggregate annual liability coverage limit, regardless of the number of occurrences, of $2.0 million . There is no assurance that such insurance will continue to be available at a reasonable cost or will be sufficient to cover all possible liabilities. In the event of a successful suit against us, lack or insufficiency of insurance coverage could result in substantial cost and could have a material adverse effect on our business.

WE CANNOT PREDICT THE CONSEQUENCES OF FUTURE GEO-POLITICAL EVENTS, BUT THEY MAY ADVERSELY AFFECT THE MARKETS IN WHICH WE OPERATE, OUR ABILITY TO INSURE AGAINST RISKS, OUR OPERATIONS OR OUR PROFITABILITY.

Ongoing instability and current conflicts in global markets, including in the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geo-political events throughout the world have created economic and political uncertainties that could have a material adverse effect on our business, operations and profitability. These matters cause uncertainty in the world’s financial and insurance markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate. These matters also may cause our insurance coverages and performance bonds to increase in cost, or in some cases, to be unavailable altogether.

WE HAVE MADE, AND PLAN TO CONTINUE TO MAKE, STRATEGIC ACQUISITIONS AND DIVESTITURES THAT INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES.

Strategic acquisitions and divestitures that we have made in the past, and may continue to make, present significant risks and uncertainties, which include:

•	Difficulty in identifying and evaluating potential acquisitions, including the risk that our due diligence does not identify or fully assess valuation issues, potential liabilities or other acquisition risks;

•	Difficulty in integrating newly acquired businesses and operations, including combining product and service offerings, and in entering into new markets in which we are not experienced, in an efficient and cost-effective manner while maintaining adequate standards, controls and procedures, and the risk that we encounter significant unanticipated costs or other problems associated with integration;

•	Difficulty in consolidating and rationalizing IT infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code;

•	Challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;

•	Risk that our markets do not evolve as anticipated and that the strategic acquisitions and divestitures do not prove to be those needed to be successful in those markets;

•	Risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties;

•	Potential loss of key employees or customers of the businesses acquired or to be divested;

•	Risk that we are not able to complete strategic divestitures on satisfactory terms and conditions or within expected timeframes;

•	Risk of diverting the attention of senior management from our existing operations;

•	the risk that the industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those we need to be successful in the industry;

•	the risk that future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;

•	the generation of insufficient revenues by acquired businesses to offset increased operating expenses associated with these acquisitions;

•	the potential difficulties in completing in-process research and development projects and delivering high quality products to our customers;

•	the potential difficulties in integrating new products, businesses and operations in an efficient and effective manner;

•	the risk that our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;

•	the potential loss of key employees, particularly those of the acquired organization;

•	the risk that acquired businesses will divert the attention of our senior management from the operation of our business; and

•	the risks of entering new markets in which we have limited experience and where competitors may have a stronger market presence.

•	Problems integrating the purchased operations, personnel or technologies;

•	Unanticipated costs;

•	Diversion of resources and management attention from our exploration business; and

•	Entry into regions or markets in which we have limited or no prior experience.

Our inability to successfully operate and integrate newly-acquired businesses appropriately, effectively and in a timely manner could have a material adverse effect on our ability to take advantage of further growth in demand for products in our marketplace, as well as on our revenues, gross margins and expenses.

OUR STRATEGY INCLUDES ORGANIC GROWTH, WHICH MAY NOT RESULT IN INCREASED REVENUES OR PROFITABILITY AND MAY DEPLETE OUR LIMITED CASH RESERVES WITHOUT RETURN ON INVESTMENT.

In addition to making acquisitions we intend to grow our business organically, focusing on sales to further increase our revenues and backlog, and ramping up manufacturing to meet the increased demand. This has been especially challenging in the past given our limited success in significantly expanding our product offerings. We may encounter difficulties caused by a number of factors, some of which are out of our control, including operational or personnel issues, delays in obtaining (or failure to obtain) required parts, supplies, or third-party technology; global recession concerns; access to credit by our customers, our suppliers, or ourselves; and our competitors may be more successful than we are technologically or in terms of sales generation. In the event that circumstances require the Company to pursue a strategy of growth primarily through acquisitions, rather than organically, the Company would be subject to risks associated with identifying, acquiring and integrating such acquisition targets, among other related risks, as are detailed in the immediately preceding risk factors.

THE OUTCOME OF LITIGATION OR ARBITRATION IN WHICH WE ARE INVOLVED IS UNPREDICTABLE AND AN ADVERSE DECISION IN ANY SUCH MATTER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

From time to time, we are defendants in a number of litigation matters and are involved in a number of arbitrations. These actions may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits or arbitrations could have a material adverse effect on our financial condition, results of operations and cash flows.

WE FACE CERTAIN SIGNIFICANT RISK EXPOSURES AND POTENTIAL LIABILITIES THAT MAY NOT BE COVERED ADEQUATELY BY INSURANCE OR INDEMNITY.

We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing, components, integrated assemblies and subsystems for advanced defense, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain of the defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. In most circumstances, we may receive indemnification from the U.S. Government. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible for us to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of U.S. Government indemnity and our insurance coverage would harm our financial condition, results of operations and cash flows. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

WE ARE NOT ABLE TO INSURE AGAINST ALL POTENTIAL RISKS AND MAY BECOME SUBJECT TO HIGHER INSURANCE PREMIUMS.

We will have insurance policies covering certain risks associated with our business. However, any such insurance policies will not cover losses as a result of force majeure, natural disasters, terrorist attacks or sabotage, among other things. We do not expect to maintain insurance for certain environmental risks. In addition, our insurance policies may be subject to annual review by our insurers and may not be renewed at all or on similar or favorable terms. A serious uninsured loss or a loss significantly exceeding the limits of our future insurance policies could have a material adverse effect on our business, financial condition and results of operations.

CHANGES IN FUTURE BUSINESS OR OTHER MARKET CONDITIONS COULD CAUSE BUSINESS INVESTMENTS AND/OR RECORDED GOODWILL OR OTHER LONG-TERM ASSETS TO BECOME IMPAIRED, RESULTING IN SUBSTANTIAL LOSSES AND WRITE-DOWNS THAT WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

As part of our overall strategy, we will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates.

IF WE ARE UNABLE TO FULFILL BACKLOG ORDERS DUE TO CIRCUMSTANCES INVOLVING US OR ONE OR MORE OF OUR SUPPLIERS OR CUSTOMERS, OUR ANTICIPATED RESULTS OF OPERATIONS WILL SUFFER.

As of June 30, 2015, we had approximately $6.2 million in backlog orders for our products. This represents approximately 75% of our fiscal 2015 annual revenues. Backlog orders represent revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog orders are due, in large part, to the long lead-times associated with our electronic device products, which products generally are custom built to order. We may encounter difficulties in fulfilling these orders and commitments, which could lead to failing to deliver them in a timely manner. We may not ultimately recognize as revenue the amounts reflected as backlog. Factors that could affect our ability to fulfill backlog orders include difficulty we may experience in obtaining raw materials or sub-assemblies from suppliers, whether due to obsolescence, cash limitations, production difficulties on the part of suppliers, including the longer lead times we have recently seen with many suppliers, or customer-induced delays and product holds. If we were required to locate new suppliers or additional sources of supply, we could experience a disruption in our operations or incur additional costs in procuring required materials. Our anticipated results of operations and cash flows will suffer to the extent we are unable to fulfill backlog orders within established timeframes, particularly if delays in fulfilling backlog orders cause our customers to reduce or cancel their orders. Analysts and investors are likely to view us negatively if we fail to recognize as revenue the amounts reflected as backlog, which could lead to a decrease in our common stock price.

We may not sustain these backlog amounts in the future, particularly if we are not successful in continuing to grow our sales or if our investment in technologies and products or acquisitions fails to translate into increased sales.

THE HIGH COSTS OF BEING A U.S. PUBLIC REGISTRANT WILL PLACE PRESSURE ON OUR CASH FACILITIES.

The Company adopts rigorous procedures in connection with corporate governance, embracing measures that go beyond the minimum standards required by the OTC markets, Connecticut State law or our own by-laws. We observe such procedures because we consider this to be in the best interest of our stakeholders, including employees, customers, suppliers, financiers and shareholders. These measures carry a cost and these costs plus those of maintaining the quotation for our stock relative to the size of our business are high.

THE GLOBAL FINANCIAL CRISIS AND FRAGILE GLOBAL ECONOMY:

•	has had and may continue to have significant negative effects on our customers and our suppliers;

•	has had and may continue to have significant negative effects on our access to credit and our ability to raise capital;

•	may prevent us from accurately forecasting demand for our product;

•	may increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable; or

•	may increase the risk that we cannot sell inventory that is on hand, resulting in excess inventory levels.

The uncertainty and lack of confidence in the global economy since global financial crisis — which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economic recession may be prolonged — has had and may continue to have a significant negative effect on our business and operating results. The potential effects of the fragile global economy are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods.

The economic crisis and recession has affected and may continue to affect our direct and indirect customers’ access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity or willingness to pay for products that they will order or have already ordered from us. The effect of the current economic conditions on our customers may therefore lead to decreased demand, including order delays or cancellations, which in turn may result in lower revenue and may materially adversely affect our business, results of operations and financial condition.

Likewise, the current global economy may negatively affect our suppliers’ access to capital and liquidity with which to maintain their inventories and production levels and could cause them to raise prices or lower production levels, or result in their ceasing operations. The challenges that our suppliers may face in selling their products or otherwise in operating their businesses may lead to our inability to obtain the materials we use to manufacture our products. Indeed, we have observed a trend among our suppliers to have decreased inventory and therefore longer lead times in obtaining parts, supplies and other goods. These actions could cause us to have longer lead times in producing products for delivery to our customers, reductions in our revenue, increased price competition and increased operating costs, which could materially adversely affect our business, results of operations and financial condition.

The current economy and related market instability has made it difficult for us, our customers and our suppliers to accurately forecast future product demand trends, particularly in our communications equipment segment. If, as a result, we produce excess products, our inventory carrying costs will increase and result in obsolete inventory. Alternatively, due to the forecasting difficulty caused by the unstable economic conditions, we may be unable to satisfy demand for our products, which may in turn result in a loss of business opportunities and market share.

We finance a portion of our sales through trade credit. While we perform ongoing credit evaluations of our customers’ financial condition, we could suffer significant losses if our customers are unable or unwilling to pay us. Our record of losses from being unable to recover accounts receivable has been good but while global economic conditions continue, there is a risk of losses of accounts receivable that may have a negative impact on our financial results.

WE MUST BE ABLE TO ESTABLISH AND MAINTAIN REQUIRED DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS OVER FINANCIAL REPORTING AND TO MEET THE PUBLIC REPORTING AND THE FINANCIAL REQUIREMENTS FOR OUR BUSINESS.

Our management has a legal and fiduciary duty to establish and maintain disclosure controls and control procedures in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Because we have limited resources, we may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting, and disclosure controls and procedures. In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm. If we cannot assess our internal control over financial reporting as effective or provide adequate disclosure controls or implement sufficient control procedures, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

COMPETITION WITHIN OUR MARKETS MAY REDUCE OUR REVENUES AND MARKET SHARE.

We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We anticipate increasing competition in our core markets as a result of continued defense industry consolidation, including cross-border consolidation of competition, which has enabled companies to enhance their competitive position and ability to compete against us. We are also facing heightened competition in our domestic and international markets from foreign and multinational firms. In addition, as discussed in more detail above, increased pressure to limit U.S. defense spending and changes in the U.S. Government procurement environment may limit certain future market opportunities. For example, the DoD increasingly is awarding contracts through competitive bidding and relying on competitive contract award types. Additionally, some customers, including the DoD, are increasingly turning to commercial contractors, rather than traditional defense contractors, for information technology and other support work. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share which could negatively impact our results of operations, financial condition or liquidity. In addition, due to the current competitive environment, we continue to see an increase in bid protests from unsuccessful bidders on new program awards. Generally, a bid protest will delay the start of contract activities, delay earnings, and could result in the award decision being overturned, requiring a re-bid of the contract. Our direct competitors include: Akon, American Microwave, LabTec (England), Miteq, Genesis Microwave, Planar Microwave, Teledyne Microwave, Herotech, Aeroflex \ Meteliics, MaCom, Skyworks, K & L Microwave, Filtronetics, Remec, Anatech Electronics, Delta Microwave, Eastern Wireless TeleComm Inc, Lark Engineering, Lorch Microwave, Narda Microwave East, Spectrum Microwave.

ESTIMATES IN ACCOUNTING FOR MANY OF OUR PROGRAMS ARE ESPECIALLY CHALLENGING IN OUR INDUSTRY AND CHANGES IN OUR ESTIMATES COULD ADVERSELY AFFECT OUR FUTURE FINANCIAL RESULTS.

Contract accounting in our industry requires especially difficult judgments relative to assessing risks, including risks associated with customer directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters, judgments associated with estimating contract revenues and costs, and assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials; consider whether the intent of entering into multiple contracts was effectively to enter into a single project in order to determine whether such contracts should be combined or segmented; consider incentives or penalties related to performance on contracts in estimating sales and profit rates, and record them when there is sufficient information for us to assess anticipated performance; and use estimates of award fees in estimating sales and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.

IF WE CANNOT EFFECTIVELY MANAGE OUR INTERNAL GROWTH, OUR POTENTIAL BUSINESS PROSPECTS, REVENUES AND PROFIT MARGINS MAY SUFFER.

If we fail to effectively manage our internal growth in a manner that minimizes strains on our resources, we could experience disruptions in our operations and ultimately be unable to generate revenues or profits. We expect that we will need to significantly expand our operations to successfully implement our business strategy. As we add manufacturing, marketing, sales and installation and build our infrastructure, we expect that our operating expenses and capital requirements will increase. To effectively manage our growth, we must continue to expend funds to improve our operational, financial and management controls, and our reporting systems and procedures. In addition, we must effectively expand, train and manage our employee base. If we fail in our efforts to manage our internal growth, our prospects, revenue and profit margins may suffer.

RAPID GROWTH ESSENTIAL TO OUR BECOMING PROFITABLE COULD RESULT IN A STRAIN ON OUR RESOURCES.

Because of our size, growth will likely place a significant strain on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced managers and engineers, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute this aspect of our business plan.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A “GOING CONCERN.” ACCORDINGLY, THERE IS SIGNIFICANT DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As of June 30, 2015, we had an accumulated deficit of $12,855,220 and a total stockholders’ deficit of $787,676. As of June 30, 2014 we had an accumulated deficit of $10,717,263 and a total stockholders’ deficit of $1,525,284. A significant amount of capital will be necessary to grow and advance our business and these conditions raise substantial doubt about our ability to continue as a going concern.

If we continue incurring losses and fail to achieve profitability, we may have to cease our operations. Our financial condition raises substantial doubt that we will be able to continue as a “going concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of June 30, 2015. These financial statements do not include any adjustments that might result from the uncertainty as to whether we will continue as a “going concern”. Our ability to continue status as a “going concern” is dependent upon our generating cash flow sufficient to fund operations. Our business plans may not be successful in addressing these issues.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

We anticipate that we will need to raise substantial capital to fund our operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement overall business strategy. We currently do not have any contracts or commitments for additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail and possibly cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MAY HAVE TO LIMIT BUSINESS ACTIVITY.

Because we are small and do not have much capital, we must limit our business activity. As such we may not be able to complete the sales and marketing efforts required to drive our sales. This is especially true with respect to our ability to obtain parts and materials necessary to build our products. The necessity of paying cash up front to secure parts necessary to build our products has in the past and could in the future put a severe strain on our ability to produce and deliver our products for our order backlog. In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and company personnel having experience in the business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

WE DEPEND ON MANUFACTURING LINES FOR CERTAIN OF OUR PRODUCTS, AND ANY SIGNIFICANT DISRUPTION IN PRODUCTION COULD IMPAIR OUR ABILITY TO DELIVER OUR PRODUCTS.

We currently manufacture and assemble our products at our facilities using production lines. Every product is hand assembled by our skilled and uniquely trained employees. Once a product is assembled it goes to a test area for testing, tuning and troubleshooting where every piece is tested and checked to make sure it meets customer specification requirements. Testing includes environmental testing for temperature and vibration tolerance. Some products are sent out to third parties for testing for additional parameters including altitude, shock and acceleration. Once products are tested most are solder-sealed in house but some are sent out to third parties to be laser-sealed. After the products are sealed, they are painted, marked with an identification number, and then shipped. Any significant disruption to one of these production lines will require time either to reconfigure and equip an alternative production line or to restore the original line to full capacity. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of any production line. This could result in delayed shipments, which could result in customer dissatisfaction, loss of sales and damage to our reputation.

WE DESIGN CUSTOM PRODUCTS TO MEET SPECIFIC REQUIREMENTS OF OUR CUSTOMERS. THE UNCERTAIN NATURE OF THE DEVELOPMENT CYCLE FOR CUSTOM PRODUCTS CAN RESULT IN VARIABILITY IN THE TIMING OF OUR RECEIPT OF REVENUE FROM SUCH PRODUCTS.

The design and sales cycle for our custom products, from initial contact by our sales force to the commencement of shipments of those products may be lengthy. In this process, our sales and engineers work closely with the customer to analyze the customer’s system requirements and establish a technical specification for the custom product. We then select a process, evaluate components, and establish assembly and test procedures before manufacturing can begin. The length of this cycle is influenced by many factors, including the difficulty of the technical specification, the novelty and complexity of the design and the customer’s procurement processes. Our customers typically do not commit to purchase significant quantities of the custom product until they are ready to commence volume shipments of their own system or equipment. Our receipt of substantial revenue from sales of a custom product often depends on that customer’s commercial success in manufacturing and selling its system or equipment that incorporates our custom product. As a result, a significant period may elapse between our investment of time and resources in designing and developing a custom product and our receipt of substantial revenue from sales of that custom product.

The length of this process may increase the risk that a customer will decide to cancel or change its plans related to its system or equipment. Such a cancellation or change in plans by a customer could cause us to lose anticipated sales. In addition, our business, results of operations and financial condition could be materially adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle, chooses not to release its system or equipment that contains our custom products, or is not successful in the sale and marketing of its system or equipment that contains our custom products.

WE DEPEND ON COMPONENT AVAILABILITY, SUBCONTRACTOR PERFORMANCE AND OUR KEY SUPPLIERS TO MANUFACTURE AND DELIVER OUR PRODUCTS AND SERVICES.

We are dependent upon the delivery by suppliers of materials and the assembly by subcontractors of major components and subsystems used in our products in a timely and satisfactory manner and in full compliance with applicable terms and conditions. Some products require relatively scarce raw materials. We also are subject to specific procurement requirements that may, in effect, limit the suppliers and subcontractors we may utilize, including requirements for genuine original equipment manufacturer parts.

In some instances, we are dependent on sole-source suppliers. If any of these suppliers or subcontractors fails to meet our needs or becomes insolvent, we may not have readily available alternatives. While we enter into long-term or volume purchase agreements with certain suppliers and take other actions, such as accelerating supplier payments commensurate with value delivered, to ensure financial viability and the availability of needed materials, components and subsystems, we cannot be sure that such items will be available in the quantities we require, if at all. In addition, some of our suppliers or subcontractors, especially smaller entities, may continue to be impacted by global economic conditions, which could impair their ability to meet their obligations to us. If we experience a material supplier or subcontractor problem, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. We could also incur additional costs in addressing such a problem. Any of these events could have a negative impact on our results of operations, financial condition or liquidity. In addition, we must comply with other procurement requirements, including restrictions on the use of certain chemicals in the European Union and conducting diligence and providing disclosure regarding the use of certain minerals, known as conflict minerals, which may impact our procurement practices and increase our costs.

IF WE CANNOT ESTABLISH AND MAINTAIN RELATIONSHIPS WITH DISTRIBUTORS, WE MAY NOT BE ABLE TO INCREASE REVENUE.

In order to increase our revenues and successfully commercialize our systems, we must establish and maintain relationships with potential distributors, sales representatives or other resellers. A reduction, delay or cancellation of orders from one or more significant customers could significantly reduce our revenues and could damage our reputation among our potential customers.

IF WE EXPERIENCE QUALITY CONTROL PROBLEMS OR SUPPLY SHORTAGES FROM POTENTIAL SUPPLIERS, OUR REVENUES AND PROFIT MARGINS MAY SUFFER.

Our dependence on third-party suppliers for components involves several risks, including limited control over pricing, availability of materials, quality and delivery schedules. Any quality control problems or interruptions in supply with respect to one or more components or increases in component costs could materially adversely affect our potential customer relationships, revenues and profit margins.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO DEVELOP NEW OFFERINGS AND TECHNOLOGIES FOR OUR CURRENT AND FUTURE MARKETS.

To achieve our business strategies and continue to grow our revenues and operating profit, we must successfully develop new offerings and technologies or adapt or modify our existing offerings and technologies for our current core defense markets and our future markets, including new growth and emerging markets. Accordingly, our future performance depends on a number of factors, including our ability to:

•	Identify emerging technological trends in our current and target markets;

•	Identify additional uses for our existing technology to address customer needs in our current and future markets;

•	Enhance our offerings by adding innovative features that differentiate our offerings from those of our competitors;

•	Develop and manufacture and bring solutions to market quickly at cost-effective prices; and

•	Effectively structure our businesses, through the use of joint ventures, collaborative agreements and other forms of alliances, to reflect the competitive environment.

We believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new offerings and technologies or to adapt or modify our existing offerings and technologies, including through internal research and development, acquisitions and joint ventures or other teaming arrangements. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new offerings and technologies or identification of and expansion into new markets. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our offerings will develop or continue to expand or that we will be successful in newly identified markets as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of our products.

Additionally, the possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. If we fail in our new product development efforts or our products or services fail to achieve market acceptance more rapidly than our competitors, our ability to procure new contracts could be negatively impacted, which would negatively impact our results of operations and financial condition.

THIRD PARTIES MAY CLAIM IN THE FUTURE THAT WE ARE INFRINGING DIRECTLY OR INDIRECTLY UPON THEIR INTELLECTUAL PROPERTY RIGHTS, AND THIRD PARTIES MAY INFRINGE UPON OUR INTELLECTUAL PROPERTY RIGHTS.

Many of the markets we serve are characterized by vigorous protection and pursuit of intellectual property rights, which may result in protracted and expensive litigation. Third parties may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and we may be found to be infringing or to have infringed directly or indirectly upon those intellectual property rights. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. Moreover, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products, services and solutions. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements to establish and protect our intellectual property rights. If we fail to successfully protect and enforce these rights, our competitive position could suffer. Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage. We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD AFFECT OUR ABILITY TO COMPETE.

There can be no assurance that trade secrets and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. We enter into confidentiality and invention assignment agreements with our employees and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and prevent disclosure of our proprietary information. These measures may not suffice to deter misappropriation or third party development of similar technologies. Moreover, the laws concerning intellectual property vary among nations and the protection provided to our intellectual property by the laws and courts of foreign nations may not be as advantageous to us as the remedies available under U.S. law.

MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO. IF WE ARE UNABLE TO KEEP PACE WITH OUR COMPETITORS IN ANTICIPATING AND RESPONDING TO THE RAPID CHANGES INVOLVING THE MILITARY INDUSTRIES, WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH THEM AND THEREBY POSSIBLY CAUSING OUR STOCK PRICE TO DECLINE.

Our future success depends, in part, upon our ability to enhance our current products and services and to develop and introduce new products and services that keep pace with technological developments, respond to the growth in the military, aerospace and telecommunications equipment markets in which we compete, encompass evolving customer requirements, and provide a broad range of products and achieve market acceptance of our products. Most of our existing and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than we do. Our lack of resources relative to our competitors may cause us to fail to anticipate or respond adequately to technological developments and customer requirements or to experience significant delays in developing or introducing new products and services. These failures or delays could reduce our competitiveness, revenues, profit margins or market share, cash flow and stock price.

BECAUSE WE DEPEND ON COMPUTER AND TELECOMMUNICATIONS SYSTEMS WE DO NOT OWN OR CONTROL, WE ARE POTENTIALLY SUBJECT TO THE ADVERSE EFFECTS OF THIRD PARTY OPERATIONAL SYSTEM FAILURES.

We have entered into agreements with third parties for hardware, software, telecommunications and database services in connection with the operation of our facilities. We have several licenses from third parties. We may be subject to disruptions of our operational systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and telecommunications outages). These third party systems and licenses on which we rely could also suffer operational system failure. Any interruptions to our arrangements with third parties, to our computing and communications infrastructure, or our information systems could significantly disrupt our business operations and result in potential liability or reputational damage or otherwise have an adverse impact on our financial results.

TECHNOLOGICAL CHANGE COULD AFFECT OUR OPERATIONS.

The military, aerospace, and telecommunications industries are characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement such new technologies at substantial costs. In addition, other companies in our industries have greater financial, technical and personnel resources that may allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We may be unable to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies that we currently use or may implement in the future may become obsolete.

WE MAY NOT BE ABLE TO ATTRACT OR RETAIN THE SPECIALIZED TECHNICAL AND MANAGERIAL PERSONNEL NECESSARY TO ACHIEVE OUR BUSINESS OBJECTIVES.

Competition for certain key positions and specialized technical personnel in the high-technology industry is strong. We believe that our future success depends in part on our continued ability to train, hire, assimilate, and retain qualified personnel in a timely manner, particularly our Chief Executive Officer, other senior-executives and other key positions in our areas of potential growth.

We may also find it difficult to attract or retain qualified employees because of our size. In addition, if we have not properly sized our workforce and retained those employees with the appropriate skills, our ability to compete effectively may be adversely affected. If we are not successful in attracting and retaining qualified employees, in the future, we may not have the necessary personnel to effectively compete in the highly dynamic, specialized and volatile industry in which we operate or to achieve our business objectives.

OUR REPUTATION AND ABILITY TO DO BUSINESS MAY BE IMPACTED BY THE IMPROPER CONDUCT OF OUR EMPLOYEES, AGENTS OR BUSINESS PARTNERS.

We have implemented compliance controls, policies and procedures designed to prevent reckless or criminal acts from being committed by our employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials (such as the FCPA), and to detect any such reckless or criminal acts committed. We cannot ensure, however, that our controls, policies and procedures will prevent or detect all such reckless or criminal acts. If not prevented, such reckless or criminal acts could subject us to civil or criminal investigations and monetary and non-monetary penalties and could have a material adverse effect on our ability to conduct business, our results of operations and our reputation.

THE LOSS OF ONE OR MORE MEMBERS OF OUR SENIOR MANAGEMENT OR KEY EMPLOYEES MAY ADVERSELY AFFECT OUR ABILITY TO IMPLEMENT OUR STRATEGY.

Our success depends to a significant extent upon the continued services of Mr. Necdet F. Ergul, Mr. James Ashman and Mr. Michael Ghadaksaz . The loss of the services of Messrs. Ergul, Ashman or Ghadaksaz could have a material adverse effect on our growth, revenues, and prospective business. These individuals are committed to devoting substantially all of their time and energy to the Company. Any of these employees could leave us with little or no prior notice. We do not have “key person” life insurance policies covering any of our employees. Additionally, there are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of our products, and we may face challenges hiring and retaining these types of employees.

We depend on our experienced management team and the loss of one or more key executives could have a negative impact on our business. We also depend on our ability to retain and motivate key employees and attract qualified new employees. If we lose a member of the management team or a key employee, we may not be able to replace him or her. Integrating new employees into our management team and training new employees with no prior experience in the wind industry could prove disruptive to our operations, require a disproportionate amount of resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient technical and managerial personnel could limit or delay our development efforts, which could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON THE RECRUITMENT AND RETENTION OF QUALIFIED PERSONNEL, AND OUR FAILURE TO ATTRACT AND RETAIN SUCH PERSONNEL COULD SERIOUSLY HARM OUR BUSINESS.

Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key engineering personnel and executive officers, the development of additional management personnel and the hiring of new qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. In addition, certain personnel may be required to receive security clearance and substantial training in order to work on certain programs or perform certain tasks. The loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel could seriously harm our business.

RISKS RELATED TO OUR COMMON STOCK

POTENTIAL FUTURE FINANCINGS MAY DILUTE THE HOLDINGS OF OUR CURRENT SHAREHOLDERS.

In order to provide capital for the operation of our business, in the future we may enter into financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

WE CURRENTLY DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK. AS A RESULT, YOUR ONLY OPPORTUNITY TO ACHIEVE A RETURN ON YOUR INVESTMENT IS IF THE PRICE OF OUR COMMON STOCK APPRECIATES.

We currently do not expect to declare or pay dividends on our common stock. In addition, in the future we may enter into agreements that prohibit or restrict our ability to declare or pay dividends on our common stock. As a result, your only opportunity to achieve a return on your investment will be if the market price of our common stock appreciates and you sell your shares at a profit.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We are in a capital intensive business and we do not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 7,800,000 shares of common stock and 200,000 shares of preferred stock. Additionally, the shareholders of the corporation have approved an increase in the number of authorized shares of common stock to 50,000,000, and accordingly the Board of Directors may subsequently approve increases in authorized common stock up to such amount. The potential issuance of such additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.

THERE IS CURRENTLY NO PUBLIC MARKET FOR OUR COMMON STOCK. FAILURE TO DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT ITS VALUE AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO SELL YOUR SHARES.

There is currently no public market for our common stock and an active public market for our common stock may not develop. Failure to develop or maintain an active trading market could make it difficult for you to sell your shares or recover any part of your investment in us. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

“PENNY STOCK” RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT.

If the market price for our common stock is below $5.00 per share, trading in our common stock may be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules would require that any broker-dealer that would recommend our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations would require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES.

Corporate Offices

We maintain our current principal office at 100 Trap Falls Road Extension, Shelton, Connecticut 06484. Our telephone number at this office is (203) 866-8000. In November 2013 the Company sold its headquarters building in Norwalk, CT to 587 Connecticut Avenue LLC. From November 27, 2013 through April 20th , 2015 the Company leased back a portion of the building, approximately 15,000 sq. ft., for $10,103 per month. The rent expense for the period November 27, 2013 to June 30, 2014 was $79,721. Under the terms of the lease, either party could terminate the lease with 90 days prior notice. The Company moved to Shelton, Connecticut on April 21, 2015, to a facility with 15,000 square feet with monthly rent of $15,000, for a 7-year term with annual escalations of 3%.

In connection with the acquisition of selected assets from Microsemi the Company signed a lease for 4,000 square feet of space at Microsemi Corp’s facility in Folsom, California. The initial terms of the lease were $8,400 per month rent with a term of one year. The rent expense for this facility for 2013 was $25,200. The rent expense for fiscal 2014 was $99,400. The lease was renegotiated in April of 2014 with a new rent of $7,000 per month beginning in June 2014. The lease was renegotiated again in February 2015 with new rent of $8,500 per month from February 1, 2015 to June 30, 2015, then $10,000 per month from July 1, 2015 to December 31, 2015, and then $12,000 per month from January 1, 2016 to June 30, 2016. The end of the lease is currently June 2016. The expense for fiscal 2015 was $91,500. The commitment for fiscal 2016 is $132,000.

ITEM 3. LEGAL PROCEEDINGS.

Other than the legal proceeding disclosed in Item 10 below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, pending or threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

There is no established public trading market for our common stock.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Further, our shares may be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or exempted from the definition by the SEC. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000 by an individual, or $300,000 together with his or her spouse), are subject to additional sales practice requirements.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

We have not previously filed a registration statement under the Securities Act. Shares sold pursuant to exemptions from registration are deemed to be “restricted” securities as defined by the Securities Act. As of June 30, 2015, out of a total of 4,775,306 shares outstanding, 4,775,306 shares are restricted securities and can only be sold or otherwise transferred pursuant to a registration statement under the Securities Act or pursuant to an available exemption from registration. Of such restricted shares, 2,434,342 (51%) shares are held by affiliates (directors, officers and 10% holders), with the balance of 2,340,964 (49%) shares being held by non-affiliates. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of a reporting company for at least six months, including any person who may be deemed to be an “affiliate” of the company (as the term “affiliate” is defined under the Securities Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the company’s common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. In order for a stockholder to rely on Rule 144, adequate current public information with respect to the company must be available. A person who is not deemed to be an affiliate of the company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least six months is entitled to sell such shares without regard to the various resale limitations under Rule 144. Under Rule 144, the requirements of paragraphs (c), (e), (f), and (h) of such Rule do not apply to restricted securities sold for the account of a person who is not an affiliate of an issuer at the time of the sale and has not been an affiliate during the preceding three months, provided the securities have been beneficially owned by the seller for a period of at least one year prior to their sale. For purposes of this registration statement, a controlling stockholder is considered to be a person who owns 10% or more of the company’s total outstanding shares, or is otherwise an affiliate of the Company. No individual person owning shares that are considered to be not restricted owns more than 10% of the Company’s total outstanding shares.

(b) Holders

As of June 30, 2015, we had 162 holders of record of common stock per the shareholder list provided by the Company’s transfer agent.

As of June 30, 2015, we had 7 holders of record of the Company’s preferred stock as maintained by the Company’s Secretary and Treasurer.

(c) Dividends

The Registrant has not paid any cash dividends on common stock to date and does not anticipate or contemplate paying any dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the growth of the Registrant’s business.

(d) Securities Authorised for issuance under Equity Compensation Plans

We currently do not have an equity compensation plan. The Board of Directors authorized the implementation of a stock option plan for fiscal 2015 reserving 250,000 share of common stock for such purpose.

Recent Sales of Unregistered Securities

Common Stock Transactions

During the Fiscal Year ended June 30, 2013, the Company issued 447,742 shares of its common stock for services and charged $895,484 to selling general and administrative expense, valuing the shares based upon the value of concurrent private placements. The Company also issued 294,641 shares of its common stock to accredited investors in private placements of its common stock to accredited investors pursuant to Rule 504 of regulation D and Section 4(2) of the Securities Act of 1933, as amended, which included 57,141 shares to finders and $35,625 of offering costs, generating $439,375 net proceeds to the Company.

During the Fiscal Year ended June 30, 2014, the Company issued 225,000 shares of its common stock for services and charged $450,000 to selling general and administrative expense, valuing the shares based upon the value of concurrent private placements. The Company also issued 756,725 shares of its common stock to accredited investors in private placements of its common stock to accredited investors pursuant to Rule 504 of regulation D and Section 4(2) of the Securities Act of 1933, as amended, which included 196,725 shares to finders and $102,750 of offering costs, generating $1,019,551 net proceeds to the Company.

During the Fiscal Year ended June 30, 2015, the Company issued 435,000 shares of its common stock for services and charged $790,000 to selling general and administrative expense and $80,000 to engineering and research expenses, respectively, valuing the shares based upon the value of concurrent private placements. The Company also issued 311,782 shares of its common stock to accredited investors in private placements of its common stock to accredited investors pursuant to Rule 504 of regulation D and Section 4(2) of the Securities Act of 1933, as amended, which included 68,782 shares to finders and $31,450 of offering costs, generating $447,050 net proceeds to the Company.

Also during the Fiscal Year ended June 30, 2015, the Company recorded the conversion of $320,000 of related party loans, including $21,043 accrued interest thereon, into 213,333 shares of common stock with beneficial conversion feature interest of $106,666, charged to loss on debt settlements and the conversion of $10,000 of strategic payables into common stock with beneficial conversion feature interest expense of $5,000.

Preferred Stock Transactions

During the fiscal year ended June 30, 2013 the Company issued 10,000 shares of preferred stock, $100 par value per share, in connection with the acquisition of the building at 587 Connecticut Avenue in Norwalk, CT from a related party and 500 shares of preferred stock to two officers in connection with the cancelation of $50,000 of debt owed to these officers. . The building was disposed of in fiscal 2014 as discussed in Item 13 Certain transactions.

During the Fiscal Year ended June 30, 2015, the Company recorded the Conversion of $180,000 of related party loans into 1,800 shares of preferred stock with beneficial conversion feature interest of $59,400 and the conversions of $160,000 of unpaid compensation into 1,600 shares of preferred stock with beneficial conversion feature interest of $52,800.

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

Preferred stock dividends

The Board of Directors had not declared a dividend on the preferred stock through the fiscal year ended June 30, 2014. As of June 30, 2014, 23,543 preferred shares have been issued and the cumulative dividends undeclared were approximately $459,400. In December 2014, the Board of Directors declared $494,735 of dividends on preferred shares outstanding as of September 30, 2014 and authorized the payment in 329,825 shares common stock using a conversion rate of $1.50 per share, charging an additional $164,193 to retained deficit for the loss on the settlement of the dividend payable.

As of June 30, 2015, 26,943 preferred shares are outstanding and cumulative undeclared dividends on preferred stock total $115,759.

Conversions of Debt

Effective December 31, 2014, Mr. Durando and a former employee converted $150,000 and $170,000, respectively, or a total of $320,000 of related party loans into 213,333 shares of the Company’s common stock. Mr. Ergul converted $180,000 of related party loans into 1,800 shares of the Company’s preferred stock. Messrs. Ergul and Durando each converted $80,000, or a total of $160,000 of unpaid compensation into a total of 1,600 shares of the Company’s preferred stock. A strategic vendor converted $15,000 of accounts payable of into 10,000 shares of the Company’s common stock.

Shareholders meeting and approval of amendments

On October 4, 2014 at a special meeting of the shareholders of the Company the shareholders approved amendments to the Certificate of Incorporation of the Company to:

(1) Increase its authorized common stock from 4,800,000 shares of common stock without par value to 50,000,000 shares of common stock without par value for economic reasons the Board of Directors has implemented an increase to 7,800,000 shares;

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

(3) Enter into agreements for the conversion of at least $660,000 of shareholder/note holder loans which together with accrued interest are estimated to total $1,160,000 of debt at September 30, 2014 into shares of common stock of the Company.

Effective December 31, 2014 the Board of Directors approved the implementation of the 2015 stock option plan, reserving 250,000 shares of common stock for this plan, but no action has been taken to implement this plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and notes included in this annual report. The statement of operations data for the years ended June 30, 2013, 2014 and 2015 and the balance sheet data as of June 30, 2013, 2014 and 2015 are derived from financial statements that have been audited by Rosenberg, Rich, Baker, Berman & Company.

SUMMARY OPERATING DATA

Year Ended June 30,

	Fiscal Years Ended June 30,
	2015	2014	2013
Total Revenues	$8,176,352	$7,198,816	$5,473,756
Cost of Sales	(4,557,285)	(4,285,313)	(3,625,158)
Gross Profit	3,619,067	2,913,503	1,848,598
General and administrative	(3,678,133)	(2,573,984)	(2,693,692)
Research and Development	(943,084)	(717,847)	(681,632)
Other income (expense) net	(212,143)	(59,854)	(14,222)
Interest income (expense)	(264,015)	(421,597)	(374,640)
Realized Gain on Sale of Building	-	2,355,904	-
Net (Loss) Income	(1,478,308)	1,496,125	(1,915,588)
Preferred dividends declared	(659,649)	-	-
Net ( Loss) Income available to common shareholders	$(2,137,957)	$1,496,125	$(1,915,588)
Basic & Diluted Net income (loss) per share:	$(0.51)	$0.53	$(0.96)
Weighted Average shares outstanding	4,233,158	2,844,806	1,991,791

BALANCE SHEET DATA

	2015	2014	2013
Cash and cash equivalents	$127,093	$445,080	$-
Working capital (deficit)	$(1,468,082)	$(1,127,954)	$(2,537,807)
Total assets	$2,939,174	$2,770,056	$2,686,319
Long-term obligations, net of current portion	$331,488	$891,552	$3,236,130
Total stockholders’ (deficit)	$(787,676)	$(1,525,284)	$(4,529,596)

Selected Quarterly Financial Information

The statement of operations data as of the quarterly periods indicated below are derived from unaudited financial statements on from the Company’s General ledger for the September quarters & the quarterly information from Fiscal 2013, Form 10 Filings for the December information, which was reviewed by Rosenberg Rich Baker & Berman, Form 10Q filings for the March 2014 & 2015 information, which was reviewed by Rosenberg Rich Baker & Berman, and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

FISCAL YEAR ENDED JUNE 30, 2015 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,	March 31,	June 30,

Total revenues	$1,929,183	$1,849,895	$2,305,665	$2,091,609
Cost of sales	(1,105,055)	(1,138,463)	(1,245,837)	(1,067,930)
Gross Profit	824,128	711,432	1,059,828	1,023,679
General and administrative	(683,230)	(1,234,908)	(834,923)	(925,072)
Research and development	(207,243)	(293,386)	(223,564)	(218,891)
Interest expense, Net	(62,688)	(62,547)	(71,235)	(67,545)
Other Income (expense)	2,250	(219,702)	2,742	2,567
Net ( Loss) Income	$(126,783)	$(1,099,111)	$(67,152)	$(185,262)
Preferred dividends declared	-	(659,649)	-	-
Net ( Loss) Income available to common shareholders	$(126,783)	$(1,758,760)	$(67,152)	$(185,262)
Basic & Diluted Net income (loss) per share:	$(0.04)	$(0.45)	$(0.01)	$(0.04)
Weighted Average shares outstanding	3,510,033	3,930,679	4,679,545	4,755,306

FISCAL YEAR ENDED JUNE 30, 2014 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,	March 31,	June 30,

Total revenues	$1,375,953	$1,548,490	$2,058,685	$2,215,688
Cost of sales	(894,055)	(997,744)	(1,120,394)	(1,273,120)
Gross Profit	481,898	550,746	938,291	942,568
General and administrative	(448,364)	(487,946)	(944,411)	(693,263)
Research and development	(165,384)	(156,077)	(191,338)	(205,048)
Interest expense, Net	(108,265)	(127,905)	(86,294)	(99,133)
Other Income (expense)	-	(7,543)	1,154	(53,465)
Realized Gain on Sale of Building	-	2,355,904	-	-
Net ( Loss) Income	$(240,115)	$2,127,179	$(282,598)	$(108,341)
Basic & Diluted Net income (loss) per share:	$(0.10)	$0.81	$(0.10)	$(0.03)
Weighted Average shares outstanding	2,493,641	2,612,734	2,847,937	3,345,533

FISCAL YEAR ENDED JUNE 30, 2013 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,	March 31,	June 30,

Total revenues	$1,775,373	$1,397,755	$1,277,773	$1,022,855
Cost of sales	(1,039,244)	(905,752)	(930,113)	(750,050)
Gross Profit	736,129	492,003	347,660	272,805
General and administrative	(455,420)	(390,071)	(1,248,927)	(599,274)
Research and development	(212,880)	(184,407)	(171,243)	(113,102)
Interest expense, Net	(52,345)	(55,780)	(110,010)	(156,505)
Other Income (expense)	(3,265)	(949)	(556)	(9,452)
Net ( Loss) Income	$12,219	$(139,204)	$(1,183,076)	$(605,528)
Basic & Diluted Net income (loss) per share:	$0.01	$(0.08)	$(0.53)	$(0.25)
Weighted Average shares outstanding	1,752,258	1,752,258	2,245,833	2,406,547

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

OVERVIEW

Microphase Corporation designs and manufactures custom RF (radio frequency) and microwave products from DC to 40 GHz. Our products include components, subsystems and multi-function assemblies for the military and commercial markets. The Company has been in business for over 59 years and is one of the oldest and most established RF and microwave products companies in the industry.

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

Many years of deficit spending have caused U.S. Government budgets to come under significant pressure in recent years. In particular, the Budget Control Act of 2011 resulted in automatic spending reductions known as sequestration, through budget caps for both defense and non-defense spending. According to usgovernmentspending.com spending on Military Defense has gone from $693.5 billion in the government fiscal year 2010 (ending September 30) to $705.6 billion in 2011, $677.9 billion in 2012, $633.4 billion in 2013, $603.5 in 2014 and $597.5 in 2015. This decrease has had a significant negative impact on Microphase’s customers, with a resultant negative impact on Microphase’s results during and prior to the past three fiscal years.

PLAN OF OPERATIONS

The Company has been selling the same products to the same customers for many years. While every product order is manufactured to each customer’s specifications, the overall product offering has not changed. The Company believes it will need to introduce new products to the market in order to grow sales and its strategy for doing so is outlined on page 6 in the paragraph titled “Growth Strategy”. The Company has been addressing the working capital shortage by raising additional debt from insiders, by executing private placements of common stock, and by utilizing its debt facility with Gerber Finance, Inc.

Microphase is responding to the decrease in the defense budget by pursuing acquisitions of companies or product lines which are similar and/or related to existing product lines. In March of 2013 the Company acquired the assets of a DLVA manufacturing business in Folsom, California from Microsemi Corp. for $100,000 in cash plus a $650,000 note with payments through December 2014. That business is a wholly-owned subsidiary known internally as Microphase West and contributed $2,112,922 in revenues and net losses of ($169,634) in fiscal 2015.

On July 9, 2014 Microphase executed a securities purchase agreement with AmpliTech Group Inc. of Bohemia, N.Y. to purchase, as amended, 8,666,666 AmpliTech common shares at $0.023 per share for a total purchase price of $200,000. The purchase price was made up of two installments of $100,000. To date the investment has been a passive investment in the public stock of the AmpliTech.

On August 8, 2014 the Company signed a strategic partnership agreement with Dynamac, Inc. to develop, manufacture and market a portfolio of low cost RF/Microwave and Millimeter-wave calibrated test probes and related universal test platforms. Microphase agreed to pay a one-time licensing and rights fee of $350,000 of which $50,000 was paid in the first quarter of fiscal 2015, and the remaining $300,000 was originally due in the second quarter. The Company is presently renegotiating payment terms as well as the expected delivery date of the initial proto-type products and the final structure of the co-venture. Microphase also agreed to pay a 25% royalty fee based on the list price of each product sold by Microphase. Microphase has a first right of refusal to purchase the product line for $2.5 million for 3 years from the date of the agreement.

TWELVE MONTHS ENDED JUNE 30, 2015 VS. JUNE 30, 2014

Revenues.   Total revenues for the year ended June 30, 2015 were $8,176,352, up from $7,198,816, in 2014, an increase of 14%. 85% of the $977,536 revenue increase was due to an increase in sales to international customers.

Cost of Sales.   Cost of sales increased $271,972 for the year ended June 30, 2015 from $4,285,313 in 2014 to $4,557,285 an increase of 6%. This increase in cost of sales is in line with the increase in revenues. The gross profit margin for 2014 was 40% and for 2015 was 44%. This margin improvement reflects increased manufacturing efficiencies due primarily to the higher sales volume.

General and Administrative Expenses.   Selling, general and administrative expenses were $3,678,133 for the year ended June 30, 2015 compared to $2,573,984 for the year ended June 30, 2014, an increase of $1,104,149 or 43%. SG&A expenses in 2015 included $790,000 of non-cash charges relating to stock-based compensation and consulting fees in connection with the issuance of common stock and that amount in 2014 was $450,000, an increase of $340,000. 2015 SG&A expenses also includes $108,000 for the move from Norwalk to Shelton and increased compensation expenses for two new senior executives and incentive compensation for key employees and consultants.

Engineering and Research Expenses.   Engineering and research expenses were $943,084 in 2015 compared to $717,847 in 2014, an increase of 31%. Engineering and research expenses increased due to fiscal 2015 including the first full year of engineering and research expenses pursuant to the acquisition of the product line from Microsemi Corp. and due to stock-based compensation of $80,000.

Non-operating Income (Loss).   Non-operating income was $19,023 in 2015, up from $2,279 in 2014, an increase of $16,744. This increase was due to fixed asset dispositions and vehicle leases revenue to a related party.

Interest (Expense and Credit costs) net.   Interest expense and credit costs were $264,015 in 2015, down from $421,597 in 2014, a decrease of 37%. The lower interest costs in 2015 versus 2014 reflect the lower debt levels in 2015 due to the sale of the headquarters building during fiscal 2014.

Realized Gain on Sale of Building.   The Company realized a gain on the sale of its headquarters building in Norwalk, CT in November of 2013 of $2,355,904, net of a swap mortgage charge of $351,999 in Fiscal 2014. The Company sold the building and then leased back approximately 50% of the building before moving to Shelton, CT in April of 2015.

Realized Loss on Securities.   The realized loss on securities was $0 in 2015 compared to ($60,033) in 2014. There were no sales of securities in 2015 and in 2014 the Company transferred at fair market value its shares in mPhase Technologies, Inc. to two officers in exchange for reduction in shareholder loans.

Net Income (Loss).   Microphase recorded a net loss of ($1,478,308) for the year ended June 30, 2015 as compared to a income of $1,496,125 for 2014, a decrease of $2,974,433. Without the gain on the sale of the building, the net loss for 2014 would have been ($859,779), and the increase in loss for 2015 would have been $618,529. The increase in net loss in 2015 was due to the increase of non-cash charges from $450,000 in 2014 to $1,093,866, which included $870,000 for services and $223,866 for debt settlements, in 2015, costs of moving from Norwalk to Shelton, and increased expenses due to the addition of two new senior executives. This represents a loss per share of ($0.51) in 2015 as compared to income per common share of $0.53 in 2014, based upon weighted average common shares outstanding during the periods ending June 30, 2014 and June 30, 2015 of 2,844,806 and 4,233,158 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Through the fiscal year ended June 30, 2015, the Company reported a net loss of ($1,478,308) and had cash and cash equivalents of $127,093. At June 30, 2015 Microphase had a working capital deficit of $1,468,082 as compared to a working capital deficit of $1,127,954 as of June 30, 2014, an increase of $340,128 in the deficit. The primary source of the increase in the working capital deficit in fiscal 2015 compared to fiscal 2014 was from the net loss offset by non cash stock expenses. Our financial condition raises substantial doubt that we will be able to continue as a “going concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $12,855,221 compared to $10,717,263 as of June 30, 2014.

Cash used in operating activities was $87,125 during the twelve months ended June 30, 2015 and $808,474 for 2014.

During the 2015 fiscal year the cash used in operating activities consisted principally of the net loss of $1,478,308 reduced by depreciation and amortization of $89,977, by stock based compensation and fees of $1,093,866, by a decrease in accounts receivable of $21,979, by a decrease in other current assets of $105,927, by an increase in accrued payroll liabilities of $50,000, by an increase in other accrued expenses of $270,731 and by an increase in accrued interest on related party loans of $21,083. Cash used in operating activities was decreased by a gain on sale of property of $11,010, by an increase in inventory of $94,333, by a decrease in customer deposits of $113,910 and by an increase in security deposits of $43,479.

During the 2014 fiscal year the cash used in operating activities consisted principally of the net income of $1,496,125 reduced by: the gain on the sale of the building of $2,355,904, by an increase in accounts receivable of $437,861, by an increase in other current assets of $109,715, by a reduction in the cash overdraft of $129,353, and by a decrease in accounts payable of $247,215. The cash used in operating activities was decreased by non-cash charges related to the issuance of common stock of $450,000, an increase in accrued Officers wages of $174,286, a decrease in inventory of $155,444 and depreciation and amortization of $109,855.

The Company has financed its operations in recent years primarily through a debt facility with a financial firm, from loans from officers and related parties and since April of 2013 from the private placement of common stock to accredited investors.

The Company entered into a revolving credit facility with Gerber Finance, Inc. (“Gerber”) in 2012 with a maximum for this line of $1,500,000. The maximum line was reduced to $1,150,000 in connection with the sale of the headquarters building in November 2013. The outstanding balance as of June 30, 2015 was $1,013,406 and as of June 30, 2014 was $925,304. Under this agreement the Company receives funds based on a borrowing base which consists of various percentages of certain assets. The effective interest rate for 2015 was 15.29 % and for 2014 was 14.26% , including the annual facility fee of 1.75% plus monthly collateral monitoring fees of $1,500 and other fees. The Company plans to increase this credit facility to $1,400,000 during the fiscal year ending June 30, 2016.

During the 12 month period ended June 30, 2015 the Company completed transactions in private placements of its common stock to accredited investors pursuant to Rule 504 of regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company issued 311,782 shares of its common stock at $2.00 per share, including 68,782 shares to finders and received net proceeds of $447,050, after deducting $31,450 of cash costs, which was used for working capital. The Company also paid the remaining $360,000 on its acquisition note with Microsemi Corp. in full and invested $200,000 in a securities purchase agreement with AmpliTech Group Inc. of Bohemia, N.Y. Additionally during this six month period the Company invested $50,000 toward the total purchase price of $350,000 for a one-time licensing and rights fee in connection with the execution of a strategic partnership agreement with Dynamac, Inc. to develop, manufacture and market a portfolio of low cost RF/Microwave and Millimeter-wave calibrated test probes and related universal test platforms. The Company is presently renegotiating the terms for the remaining $300,000 licensing and rights fee and the expected delivery date of the initial proto-type products. Microphase also agreed to pay a 25% royalty fee based on the list price of each product sold by Microphase. Microphase has a first right of refusal to purchase the product line for $2.5 million for 3 years from the date of the agreement.

Preferred stock dividend

Effective December 31, 2014 the Board of Directors approved and declared payable all cumulative dividends in arrears for preferred shares of Microphase outstanding at September 30, 2014, under the original terms for preferred shares commencing with preferred shares issued since March 31, 2010. The Board also authorized the conversion of the liability for the preferred dividend payable into common shares at $1.50 consistent with the conversion rate for debt conversions approved by shareholders at the October 4th special meeting, resulting in the issuance of 329,825 shares of the Company’s common stock as payment of $494,735 and a loss on the settlement of $164,954, totaling $659,689.

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

CURRENT STATUS AND MANAGEMENT’S PLANS

The Company has been seeking to diversify its market focus beyond its legacy products. By utilizing our current capability together and positioning ourselves through targeted acquisitions, strategic alliances and product partnering we believe we can augment our current product offerings and will further enable us to continue to introduce a mix of Military Electronic Defense, Department of Homeland Security and commercial products for the wireless telecom, autonomous auto, test & measurements, and medical instrumentation markets. This strategy should enable Microphase to broaden its customer base and reduce risk by spreading its revenue base across multiple market sectors. Targeted strategic acquisitions should increase our market share and technology value of our product lines as well as broaden our product offering and diversify our customer base.

The Company anticipates that it will need between $750,000 and $1,500,000 of additional capital over the next eighteen months. We may also need to issue shares of the Company’s common stock to maintain and fund the existing strategic alliances, product partnering and those targeted acquisitions the Company believes it can integrate in a productive manner. Having integrated the business component that we acquired from Microsemi Corp. we plan to finalize and implement our strategic partnership to develop, manufacture and market a portfolio of low cost RF/Microwave and Millimeter-wave calibrated test probes and related universal test platforms with Dynamac.

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

Basis of Accounting

The accompanying consolidated financial statements have been prepared using the accrual basis of accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. Company’s cash and cash equivalents were deposited primarily in two financial institutions.

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

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 ” Income Tax “. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Earnings (Loss) Per Share

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates.

OFF BALANCE SHEET TRANSACTIONS

As of June 30, 2015, we did not have any off-balance sheet arrangements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is not exposed to changes in interest rates as the Company has no floating rate debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not materially affect the fair value of any financial instruments at June 30, 2015. We believe that interest rate risks for our accounts receivable are insignificant. Sales to customers are denominated in dollars. Accordingly, we are not directly exposed to market risks from currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages beginning page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES Assessment of Internal Controls Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer (our principal financial and accounting officer) to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Financial Officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Financial officer has concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. The Company utilizes the COSO Framework for internal control over financial reporting. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our evaluation concluded that the company had no material weakness which would result in the reasonable possibility of a material misstatement described above.

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table contains information with respect to our directors and executive officers. To the best of our knowledge, none of our directors or executive officers have an arrangement or understanding with any other person pursuant to which he or she was selected as a director or officer. There are no family relationships between any of our directors or executive officers, other than Jeffrey Peterson, who is the son in law of Necdet Ergul. Directors serve one year terms. Our executive officers are appointed by and serve at the pleasure of the board of directors.

Name	Age	Position

Necdet F. Ergul	92	Chief Executive Officer, President and Chairman of the Board of Directors

Paul H. DeCoster	81	Director

James Ashman	61	Chief Financial Officer and Director

Michael Ghadaksaz	59	Chief Technology Officer, Chief Marketing Officer and Director

Jeffrey Peterson	57	Chief Administrative Officer, Secretary, Treasurer and Director

Necdet F. Ergul, age 92, Chairman of the Board of Directors, Chief Executive Officer and President.

Mr. Ergul has guided the development of Microphase Corporation, which he founded in 1955, since inception to become a leading developer of military electronic defense and telecommunications technology. In addition to his management responsibilities at Microphase, he is active in engineering design and related research and development. Under Mr. Ergul’s direction, Microphase has achieved its current position in the industry with respect to the design and physical miniaturization of passive Multiplexers.

Mr. Ergul holds a Masters Degree in Electrical Engineering from the Polytechnic Institute of Brooklyn, New York.

Mr. Paul H. DeCoster, age 81, Director.

Mr. DeCoster combines over 50 years experience as an attorney working on corporate matters. Presently Mr. DeCoster has a limited practice for corporate clients and their respective owners and family members. Mr. DeCoster was a Partner in Jackson & Nash, LLP, where he worked for over 27 years through 1999, Mr. DeCoster received an bachelor of arts in history from Yale; 1955, and he received an LLB from Yale law school in 1958, and was admitted to the New York Bar in 1959.

James Ashman, age 61, Chief Financial Officer and Director.

Mr. Ashman has more than 20 years experience as a senior finance executive in the technology, telecommunications, software and advanced materials industries. Prior to that he spent 11 years as an investment banker, primarily at Prudential Securities, and executed public offerings of debt and equity, private placements and merger and acquisition advisories for companies in a wide range of industries. From 2013 to 2014 he was the Chief Financial Officer of DefenCall Inc., an emergency communication company in New Canaan, CT. From 2009 to 2013, he was the Chief Financial Officer of Axxun Inc., a software development company in Stamford, CT. From 2001 to 2008 Mr. Ashman was a member of the Board of Directors and Chairman of the finance committee and the compensation committee of Starfire Systems, Inc., a Malta, N.Y.-based developer and manufacturer of nano-structured ceramic materials and finished products. From 2005 to 2006 Mr. Ashman was the Chief Financial Officer of Phone Labs Technology Corporation, a New York City-based designer and manufacturer of cell phone docking stations. From 2003 to 2004 Mr. Ashman was the Interim Chief Financial Officer of SMART System technologies, Inc., an RFID payment company in NYC. From 1999 to 2002 he was a partner in TechOne Group LLC, an early stage venture capital firm based in Albany, N.Y. From 1994 to 1999 Mr. Ashman was Executive Vice President, Chief Financial Officer and a Director of CAI Wireless Systems, Inc., a publicly traded wireless telecommunications company acquired by MCI/WorldCom.

In addition to his position at Microphase he is also currently Chairman of the Board of SouthWest NanoTechnologies, Inc., a manufacturer of advanced materials based in Norman, Oklahoma. He has an undergraduate degree in economics from Columbia University and an MBA from Columbia Business School.

Michael Ghadaksaz, age 59, Chief Technology Officer, Chief Marketing Officer & Director.

Mr. Ghadaksaz combines over 29 years of experience in RF/Microwave, wireless technology, test & measurements, defense, and venture capital industries senior technology and executive management. Previously, he had been involved in 10 companies in RF/Microwave and Millimeter-wave products, wireless technology, electronic test & measurements, public safety land mobile radio, telecom, and military communications industries holding positions including President and Chief Technical Officer, Vice President of Business Development and Corporate Officer, Director of Technology Planning and Business Strategy, Director of Technology Strategy, Senior Scientist, Senior Member of Technical Staff, and Technical Manager. He had also served as a senior technology and business consultant to venture capital firms and technology investment banks. From 2010 to 2013, Mr. Ghadaksaz was the President and Chief Technical Officer of AES Technologies, Inc., an electronic test & measurement technology start-up company. From 2008 to 2010, he was Director of North America Technology Planning and Business Strategy for Huawei Technologies, a leading global and China’s largest telecom equipment manufacturer. From 2003 to 2008, he was Vice President of Business development, Corporate Officer, and Member of Board of Directors’ Technical Committee of Merrimac Industries (now Crane Aerospace), a leading manufacturer of integrated RF, Microwave, and Millimeter-wave products and solutions. From 1999 to 2002, he was Director of Technology Strategy of Motorola, the leading global manufacturer of land mobile radio products for Public Safety and Homeland Security markets. From 1995 to 1999, he was Senior Scientist and Director of Applications of Hughes Aircraft Company (now Raytheon), a leading defense and aerospace system manufacturer. Prior to his employment at Hughes Aircraft, Mr. Ghadaksaz held engineering and management positions at GTE Laboratories (now Verizon), General Electric Mobile Communications Business (now Harris), Canadian Marconi Defense Communications Division and Bell Canada Enterprises. Mr. Ghadaksaz holds several patents and was recipient of 2012 Illinois 10 th Congressional District Community Leadership Award for Entrepreneurial Excellence. He has an undergraduate degree from University of Ottawa and a Master’s degree in Microwave Electronics from Carleton University in Ottawa, Canada.

Jeffrey Peterson, 57, Chief Administrative Officer, Secretary, Treasurer and Director.

Mr. Peterson has over 14 years of accounting department and operations experience with the Company in Norwalk, CT, with various roles including recently returning as the Company’s controller. He also has 14 years of operations experience as assistant vice president with the Industrial Bank of Japan, New York Bank in New York, New York.

He has an undergraduate degree in Asian Studies from Vassar College, 1979, and an MBA from Pace University, 1983, and a bachelors’ degree in accounting from Pace University, 2003. He attained the CPA accreditation in 2005.

Family Relationships.

There are no family relationships between any of our directors or executive officers, other than Jeffrey Peterson, who is the son in law of Necdet Ergul.

Involvement in Certain Legal Proceedings.

Except as discussed below, there have been no events under any bankruptcy act, any criminal proceedings and any judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

On October 19, 2007, in connection with the settlement and dismissal of a civil law suit originally filed on November 16, 2005 by the Securities and Exchange Commission in the Federal District Court in the District of Connecticut, the SEC issued a Cease and Desist Order and certain remedial sanctions against Ronald Durando, a former officer and director of the Company. The civil suit was filed against Packetport.com, Inc. (“Packetport.com”), Microphase Corporation, and others, including such former officer and director of the Company. The civil suit named as respondents such former officer and director of the Company and others in connection with their activities as officers and directors of Packetport.com. Such SEC cease and desist order found that such former officer and director of the Company (1) had violated Section 5 of the Securities Act of 1933, as amended, by making unregistered sales of common stock of Packetport.com; (2) had violated Section 16(a) of the Securities Exchange Act of 1934, as amended, and Rule 16(a) thereunder by failing to timely disclose the acquisition of his holdings on Forms 3 and 4; (3) had violated Section 13(d) of the Securities Exchange Act of 1934, as amended, for failing to disclose the acquisition of more than five percent of the stock of Packetport.com. Under the order such former officer and director of the Company agreed to disgorge $150,000 and Microphase agreed to disgorge $700,000. More information regarding the detailed terms of the settlement can be found in SEC Release No 8858 dated October 18, 2007 promulgated under the Securities Act of 1933 and SEC Release No. 56672 dated October 18, 2007 promulgated under the Securities Exchange Act of 1934.

Beginning in December 1999 and continuing through February 2000, Microphase Corporation executed purchases and sales of common stock, including the exercise of certain options, of Packetport.com. Such transactions resulted in cash investment in the amount of $1,363,000 for common stock purchases and approximately $4,230,850 in loans to Packetport.com. Microphase, as a party to the October 19, 2007 Consent Decree, agreed to disgorge $700,000 in profits resulting from its investment in and sales of Packetport.com securities. Microphase, as one of seven individual and corporate respondents named in the Consent Decree, as found by the SEC to have violated Section 5 of the Securities Act of 1933 in connection with its sales of Packetport securities. Mr. Durando, one of seven individual and corporate respondents named in such Consent Decree, was the Company’s chief operating officer since May 1, 1995 and a director since March 31, 2010 until his resignation from such positions on January 22, 2015.

Mr. Durando, together with Microphase Corporation and others, without admitting or denying the findings of the SEC, except as to jurisdiction and subject matter, have consented to the entry of the Order Instituting Cease and Desist Proceedings, Making Findings and Imposing a Cease and Desist Order and Remedial Sanctions pursuant to Section 8A of the Securities Exchange Act of 1933 and Section 21C of the Securities Exchange Act of 1934.

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. The Company intends to continue to search for a qualified individual for hire.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides each element of compensation paid or granted to each Executive officer and director, for service rendered during the fiscal years ended June 30, 2015, 2014 & 2013.

Summary Compensation Table

					All Other
		Salary	Bonus	Option Awards	Compensation	Total
	Year	($)	($)	($)	($)*	($)
Necdet F. Ergul-Chairman of the Board, Chief Executive Officer	FYE June 30, 2015	$239,904	$-	$-	$-	$239,904
	FYE June 30, 2014	$250,000	$-	$-	$-	$250,000
	FYE June 30, 2013	$250,000	$-	$-	$-	$250,000
Ronald A. Durando--Strategic Consultant 2015 Chief Operating Officer, Director 2014(1)	FYE June 30, 2015	$240,865	$25,000	$-	$-	$265,865
	FYE June 30, 2014	$250,000	$26,900	$-	$-	$276,900
	FYE June 30, 2013	$250,000	$23,750	$-	$-	$273,750
Brian Kelly-Consultant/General Manager	FYE June 30, 2015	$-	$-	$-	$195,692	$195,692
	FYE June 30, 2014	$-	$-	$-	$199,038	$199,038
	FYE June 30, 2013	$-	$-	$-	$160,353	$166,353
Mr. Michael Ghadaksaz, Chief Marketing and Technical Officer -2015	FYE June 30, 2015	$131,827	$-	$-	$-	$131,827

Mr. James Ashman, Chief Financial Officer and Director, -2015	FYE June 30, 2015	$99,499	$-	$-	$-	$99,499

Mr Jeffrey Peterson, Secretary and Director-2015	FYE June 30, 2015	$77,114	$-	$-	$-	$77,114

(1) Mr. Durando resigned as Chief Operating Officer and Director on January 22, 2015.

Currently, the Company has employment agreements with Necdet Ergul, James Ashman, Michael Ghadaksaz and Ronald Durando.

Mr. Necdet Ergul, Chief Executive Officer, is presently compensated at an annualized rate of approximately $225,000 during fiscal 2015.

Mr. James Ashman, Chief Financial Officer and Director, joined the Company in August of 2014 and is presently compensated at an annualized rate of approximately $135,000 during fiscal 2015.

Mr. Michael Ghadaksaz, Chief Marketing and Technical Officer and Director, joined the Company in April of 2014 and is presently compensated at an annualized rate of approximately $135,000 during fiscal 2015.

Mr. Jeffrey Peterson, Chief Administrative Officer, Secretary and Treasurer, re-joined the Company in July of 2014 and is presently compensated at an annualized rate of approximately $90,000 during fiscal 2015.

Mr. Ronald Durando, Strategic consultant, re-joined the company in February of 2015 and is presently compensated at an annualized rate of approximately $225,000 during fiscal 2015.

Mr. Brian Kelly, General Manager, entered into a consulting agreement with the Company in June, 2008, and is compensated at an annualized rate of $192,000 during fiscal 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of September 23, 2015 certain information regarding the beneficial ownership of our shares:

1.	by each person who is known by us to be the beneficial owner of at least five percent (5%) of our outstanding common stock;

2.	by each of our directors;

3.	by each executive officer named in the compensation table: and

4.	by all of our directors and executive officers as a group

		Warrants/
		conversion		Percent of
AFFILIATES (1 & 2)	Shares	rights	TOTAL	Common
Microphase Holding Company LLC	1,833,702	791,734	2,625,435	47.16%
RCKJ Trust (3) (4) (5) (6)	1,265,923	1,166,640	2,432,563	40.94%
James Ashman	20,000	—	20,000	0.42%
Michael Ghadaksaz	20,000	—	20,000	0.42%
Necdet Ergul (4) (5) (7)	920,419	585,867	1,506,286	28.10%
Jeffrey Peterson	10,000	—	10,000	0.21%
Ronald Durando (8)	0	0	0	0.00%
Brian Kelly	198,000	—	198,000	4.15%
Total Affiliates	2,434,342	1,752,507	4,186,849	74.23%

Microphase Holding Company, LLC, a limited liability company, in which the RCKJ Trust owns 50% of the membership interests and Mr. Ergul owns 50% of the membership interests, is the owner of 1,833,702 shares of Common Stock and 11,876 shares of preferred stock convertible into 791,734 common shares; however, the totals for Microphase Holding Company, LLC are not included in the above “Total Affiliates” because such shares have been included in the amounts indicated for the RCKJ Trust and Mr. Ergul.

(1)	Unless otherwise indicated, the address of each beneficial owner is 100 Trap Falls Road, Ext., Shelton, Connecticut 06484.

(2)	Unless otherwise indicated, Microphase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company beneficially owned by them. The percentage for each beneficial owner listed above is based upon 4,775,306 shares outstanding on August 12, 2015 and, with respect to each person holding options, warrants or similar conversion rights to purchase shares that are exercisable within 60 days after September 23, 2015, the number of options and warrants or similar conversion rights are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person’s percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage owenrship of any other person.

(3)	On February 9, 2015 Mr. Durando assigned all his interests in the Common and Preferred stock of the Company held in MHC, Durando Investments, LLC and individually, for a period of not less than three years, to the RCKJ Trust as the Grantor. The beneficial owners for economic purposes are Mr. Durando’s children, Ryan C. Durando and Korinne J. Durando. Decisions with respect to the voting and disposition of such shares shall be made by the trustee, Dennis Durando, Mr. Durando’s brother, who disclaims beneficial ownership of such shares in his individual capacity.

(4)	Includes 916,851 shares owned by Microphase Holding Company, LLC.

(5)	Includes as warrants the conversion rights of 5,938 shares of preferred stock convertible into 395,867 common shares owned by Microphase Holding Company, LLC, based upon $1.50 conversion price for common shares until Company begins to trade publically.

(6)	Includes as warrants the conversion rights of 1,050 and 11,511 shares of preferred stock convertible into 70,000 and 700,773 common shares owned by RCKJ Trust previously owned by Mr. Durando individually and Durando Investments, LLC, respectively, based upon $1.50 conversion price for common shares until Company begins to trade publically.

(7)	Includes as warrants the conversion rights of 2,850 shares of preferred stock convertible into 190,000 common shares owned by Mr. Ergul, based upon $1.50 conversion price for common shares until Company begins to trade publically. .

(8)	Mr. Durando was the Company’s chief operating officer since May 1, 1995 and a director since March 31, 2010 until his resignation from such positions on January 22, 2015.

Common and Preferred Stock

The Company is authorized by its Certificate of Incorporation and Certificate of Designation to issue an aggregate of 8,000,000 shares of capital stock, of which 7,800,000 are shares of common stock, no par value per share (the “Common Stock”) and 200,000 are shares of Series A Convertible Preferred Stock, par value $100.00 per share (the “Preferred Stock”). As of September 23, 2015, 4,775,306 shares of Common Stock and 26,943 shares of Preferred Stock were issued and outstanding, respectively.

Common Stock

The holders of our Common Stock (i) have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by our Board of Directors; (ii) are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; (iii) do not have pre-emptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and (iv) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote.

The shares of our Common Stock are not subject to any future call or assessment and all have equal voting rights. There are no special rights or restrictions of any nature attached to any of the shares of our Common Stock and they all rank at equal rate or “pari passu”, each with the other, as to all benefits, which might accrue to the holders of the shares of our Common Stock. All registered shareholders are entitled to receive a notice of any general annual meeting to be convened.

At any general meeting, subject to the restrictions on joint registered owners of shares of our Common Stock, on a showing of hands every shareholder who is present in person and entitled to vote has one vote, and on a poll every shareholder has one vote for each share of our Common Stock of which he is the registered owner and may exercise such vote either in person or by proxy. Holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of our directors.

Preferred Stock

As of September 23, 2015, 200,000 shares of our Preferred Stock shares are authorized of which 26,943 were issued and outstanding, held by seven shareholders. 11,561, 11,876 and 2,850 preferred shares are held by RCKJ Trust, MHC, The Ergul Family Limited Partnership, respectively, and 4 other shareholders hold 656.

Dividends

The preferred stock, with respect to dividends ranks senior to the common stock and of the Company. Holders of Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends, at the annual rate of 6% of the stated par value, or $100 per share. Dividends are cumulative and accrue from the effective date of issuance of the Preferred Stock until declared.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the holders Preferred Stock shall be entitled to be paid the full par value of such Preferred Stock, plus the dividends accumulated thereon up to the date of such liquidation, dissolution, or winding up of the

Company (whether or not the Company shall have a surplus or earnings available for dividends), and no more. After payment to the holders of the Preferred Stock of the full amount payable to them as aforesaid, the remaining assets of the Company shall be payable to and distributed pro rata among the holders of record of the Common Stock. For purposes of this Subsection (b), the consolidation or merger of the Company with or into another corporation or entity shall not constitute, nor shall the sale, lease or conveyance of all or substantially all of the assets of the Company as an entity in and of itself, constitute, a liquidation, dissolution or winding up of affairs of the Company.

Conversion

The preferred shares are convertible into common shares at any time at the option of the holders the preferred shares, on notice to the Company. The conversion price is to be agreed upon by the board of directors and the holder at the time of each Conversion. 3,400 of the presently issued and outstanding 26,943 preferred shares are convertible into common at $1.50 per share, until the earlier of October 4, 2015 or the date the Company’s common stock become quoted in an established public trading market.

Voting Rights

The holders Preferred Stock, voting together with the holders of Common Stock, have one vote per share for the election of directors and on all other matters.

Transfer Agent and Registrar

The transfer agent and registrar for our Common Stock is:
Jersey Stock Transfer, LLC
TEL: (973) 814-7004
FAX: (973) 215-2740
PO BOX 606
1250 SUSSEX TURNPIKE, #606
MOUNT FREEDOM,
NJ 07970-0606

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company had activities with related parties during the fiscal years 2015, 2014, 2013 and 2012 as follows:

Effective March 6, 2013 the Company received title to the corporate headquarters and production facility in Norwalk, CT in an exchange transaction intended to be tax free under IRC sec 351 from Microphase Holding Company, LLC, (“MHC”), an 82% shareholder of the Company at the time. Title to the building had originally been held by Edson Realty, Inc. (Edson), a related party which had transferred the building to MHC together with 2,532 preferred shares of the Company and 1,280,543 common shares of the Company for the assumption of $2,268,975 of mortgage and mortgage related obligations by MHC for a like amount of preferred and common shares of the Company, on the same date. The Company also issued 10,000 shares of its $100 par value preferred stock to MHC to complete the transaction. MHC is owned 50% by Mr. Ergul and 50% by the RCJK Trust since February 9, 2015 when such was assigned to the trust by Mr. Ronald Durando. The historical carrying value of the building and underlying land as held by Edson and then MHC, $500,247, was recorded as the historical cost on the Company’s books as of March 6, 2013. The Company recorded liabilities in excess of basis of $2,268,729 in connection with this transfer treated for accounting purposes as a contribution of property, which is shown as a reduction of equity in the Statement of Changes in Stockholders’ Deficit during the fiscal year ended June 30, 2013.

Prior to March 6, 2013 the Company was a guarantor of the mortgage note by Edson to Capital One Bank as part of the terms of its former lease with Edson. The balance of this note at June 30, 2012 was $2,289,268 plus any adjustments for swap differences. The Company assumed this mortgage in connection with the transfer of the building to the Company treated for accounting purposes as a contribution of property discussed above and the balance at June 30, 2013 was $2,270,187. On November 22, 2013 this mortgage was satisfied together with all mortgage related obligations including adjustments for swap differences, when the building was sold to an unrelated third party. Amortization of deferred finance costs included in interest expense for this mortgage was $20,192 and $1,524 in 2014 and 2013, respectively.

The Company has some common management and common significant shareholders with mPhase Technologies, Inc. (“mPhase”) and had owned a total of 42,793,354 shares of this publicly traded company. Mr. Ergul had been the Chairman of the Board of mPhase from 1997 through 1999. Mr. Durando is the Chief Operating Officer and a Director of mPhase and has held those positions since 1997. These shares were valued at $38,514 as of June 30, 2012. These shares were valued at $55,632 as of June 30, 2013 and effective June 30, 2014 the shares were transferred to Mr. Ergul and Mr. Durando as partial payment of loans due to them by the Company The Loans owed officers are included in the financial statements under the caption — Notes Payable — Related Parties. See also Note 8 — Notes Payable — Related Parties. The transfer was valued at $34,235 based upon the closing trading price for these shares on that date. The Company realized a $60,033 loss on the disposition of these shares, $38,636 of which had previously been reserved for market value declines through June 30, 2013 and $21,397 was attributable to the year ended June 30, 2014.

The Company sublet office space until March 31, 2015 and a vehicle in fiscal 2015 to mPhase. In fiscal 2015 the rent recorded was $13,500 for the office space and $9,000 for the vehicle. In fiscal 2014 the rent received was $20,090 for the office space. As of June 30, 2015 and 2014 mPhase owed the Company $28,045 and $16,183, respectively.

Employment Contracts:

The Company has entered into employment contracts with Messrs. Ergul, Ashman and Ghadaksaz. Mr. Ergul entered into an employment agreement with the Company dated as of February 6, 2015 (the “Ergul Agreement”), pursuant to which Mr. Ergul will receive $225,000 per year in base compensation, in addition to certain benefits, for serving as the Company’s Chief Executive Officer. The term of the Ergul Agreement shall continue through February 1, 2018 and Mr. Ergul may receive severance for terminations under circumstances other than for Cause (as such term is defined therein). The Ergul Agreement contains provisions regarding indemnification, confidentiality and non-competition, among others.

Mr. Ashman entered into an employment agreement with the Company dated as of February 6, 2015 (the “Ashman Agreement”), pursuant to which Mr. Ashman will receive $135,000 per year in base compensation, in addition to certain benefits, for serving as the Company’s Chief Financial Officer. Mr. Ashman’s employment is “at will”, but Mr. Ashman shall receive six months’ severance upon termination. The Ashman Agreement contains provisions regarding indemnification, confidentiality and non-competition, among others.

Mr. Ghadaksaz entered into an employment agreement with the Company dated as of February 6, 2015 (the “Ghadaksaz Agreement”), pursuant to which Mr. Ghadaksaz will receive $135,000 per year in base compensation, in addition to certain benefits, for serving as the Company’s Chief Technology Officer and Chief Marketing Officer. Mr. Ghadaksaz’s employment is “at will”, but Mr. Ghadaksaz shall receive six months’ severance upon termination. The Ghadaksaz Agreement contains provisions regarding indemnification, confidentiality and non-competition, among others.

Mr. Durando entered into an employment agreement with the Company dated as of February 6, 2015 (the “Durando Agreement”), pursuant to which Mr. Durando will receive $225,000 per year in base compensation, in addition to certain benefits, for serving as the Company’s Strategic Advisor. The term of the Durando Agreement shall continue through February 1, 2018 and Mr. Durando may receive severance for terminations under circumstances other than for Cause (as such term is defined therein). The Durando Agreement contains provisions regarding indemnification, confidentiality and non-competition, among others.

The Company owed $332,815, $503,471 and $415,552 to Mr. Ergul and to its former chief operating officer, Mr. Durando, as of June 30, 2015, 2014 and 2013, respectively.

Mr. Kelly entered into a consulting agreement with the Company dated as of June 8, 2008 (the “Kelly Agreement”), pursuant to which Mr. Kelly will receive $192,000 per year in base compensation, in addition to certain benefits, for serving as the Company’s Contractual General Manager. The term of the Kelly Agreement shall continue until terminated by either party. The Kelly Agreement contains provisions regarding indemnification, confidentiality and non-competition, among others.

Equity Lines of Credit:

The Company has guaranteed to Edson, and Messrs. Durando and Ergul, its majority shareholders, the repayment of loan origination costs, interest charges and the principal in full, for an Equity Line of Credit with Wells Fargo Bank totaling up to $250,000, the proceeds of which the Company received a concurrent loan from Edson when the credit line was funded on August 15, 2008. Edson incurred approximately $3,200 loan origination costs. The credit line was secured by residential real estate owned by Edson at that time and payment has been guaranteed by Messrs. Durando and Ergul. In June 2010 the Company issued 2,532 shares of its preferred stock to Edson to secure repayment of the $250,000 plus costs incurred, agreeing to continue to pay interest charges and committing to repay the principal by March 2012. This agreement was extended through March 2013, and again through June 2014. On June 30, 2013 the balance was $244,362 which is shown as a reduction of equity in the Statement of Changes in Stockholders’ Deficit for the fiscal years ended June 30, 2013. In March, 2013 the Company agreed to assume the remaining balance owing by Edson and, effective June 30, 2014, indemnified Messrs. Durando and Ergul from any liability pertaining to this note, of $243,296 for the cancellation of 2,433 shares of its $100 par value preferred stock. The shares were reflected as not outstanding since March, 2010. The original proceeds under this credit line were $250,000 and the loan balance at June 30, 2015 and 2014 was $242,466 & $243,296, respectively.

Effective June 30, 2014 the Company has guaranteed to Mr. Ergul, the repayment of a second Equity Line of Credit, totaling $131,545, with Wells Fargo Bank, secured by his principal residence. The proceeds of this home equity loan were primarily used to fund loan advances to the Company by Mr. Ergul in recent fiscal years. The Company committed to pay interest charges and the principal in full for this obligation and recorded the assumption as a $100,000 reduction of loans and a $31,545 reduction of unpaid compensation due to Mr. Ergul. The original proceeds under this credit line were $150,000 and the balance at June 30, 2015 and 2014 was $119,531 & $131,545, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

(a)	The audit fees billed by our accounting firm of Rosenberg Rich Baker Berman & Company during fiscal years ended June 30, 2015 and June 30, 2014 were $92,120 and $55,005, respectively.

Audit Related Services

(b)	There were no fees for audit related services billed during the fiscal year ended June 30, 2014. The fees billed for audit related services for the fiscal year ended June 30, 2015 were also $0.

Tax Fees

(c)	The aggregate fees billed by Rosenberg Rich Baker Berman & Company for tax compliance, advice and planning were $0 for the fiscal year ended June 30, 2015 and $0 for the fiscal year ended June 30, 2014.

All other fees

(d)	Rosenberg Rich Baker Berman & Company did not bill the Company for any products and serious other than the foregoing during the fiscal years ended June 30, 2015 and June 30, 2014, respectively.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K

(1) Consolidated Financial Statements

(2) Financial Statement Schedules None.

(3) The Exhibits filed with this Form 10-K or, where so indicated by footnote in the case of previously filed exhibits, incorporated by reference are as set forth below:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015
3.2	Bylaws, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015
10.1	Loan and Security Agreement dated as of February 3, 2012, by and between Microphase Corporation and Gerber Finance, Inc., as amended, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015
10.2	Strategic Partnership between Microphase Corporation and Dynamac, Inc., incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015
10.3	Assumption of Mortgage Debt entered into as of January 22, 2015, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015
10.4	Employment Agreement by and between the Company and Necdet Ergul, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015
10.5	Employment Agreement by and between the Company and James Ashman, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015
10.6	Employment Agreement by and between the Company and Michael Ghadaksaz , incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015
10.7	Employment Agreement by and between the Company and Ron Durando, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015
10.8	Consulting Agreement by and between the Company and Brian Kelly, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015
10.9a	Third Amendment to Condo Agreement, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015
10.9b	Second Amendment to Condo Agreement, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015
10.10	Lease for 100 Trap Falls Lease Extension, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015
10.11	Amplitech Amendment Agreement, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015
10.12	Fully Executed Agreement with Dynamac, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

42

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2015	MICROPHASE CORPORATION

	By:	/s/ Necdet F. Ergul

Name: Necdet F. Ergul Title: Chief Executive Officer, Chairman of the Board of Directors

	By:	/s/ James Ashman

Name: James Ashman Title: Chief Financial Officer, Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Necdet F. Ergul Name: Necdet F. Ergul Title: Chief Executive Officer, Chairman of the Board of Directors

By:	/s/ James Ashman Name: James Ashman Title: Chief Financial Officer, Director

By:	/s/ Micheal Gadakhasz Name: Micheal Gadakhasz Title: Director

By:	/s/ Jeffrey Peterson Name: Jeffrey Peterson Title: Director

By:	/s/ Paul H. DeCoster Name: Paul H. DeCoster Title: Director

43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Microphase Corporation

We have audited the accompanying consolidated balance sheets of Microphase Corporation as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the two year period ended June 30, 2015. Microphase Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microphase Corporation as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Microphase Corporation will continue as a going concern. As more fully described in the notes to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of June 30, 2015. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

September 28, 2015

MICROPHASE CORPORATION

Consolidated Balance Sheets

	June 30,	June 30,
	2015	2014

ASSETS
CURRENT ASSETS
Cash	$127,093	$445,080
Accounts receivable, net of allowance of $5,000 and $20,000 on June 30, 2015 and 2014	881,221	888,200
Inventory	852,015	772,682
Due from related parties	28,045	25,039
Prepaid and other current assets	38,906	144,833
TOTAL CURRENT ASSETS	1,927,280	2,275,834
Property and equipment, net	194,160	254,456
OTHER ASSETS
Cash – restricted	100,000	100,000
Intangible assets	474,255	139,766
Investments – marketable securities	200,000	-
Other assets	43,479	-
TOTAL OTHER ASSETS	817,734	239,766
TOTAL ASSETS	$2,939,174	$2,770,056

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Credit Facility – Revolving Loan	$1,013,406	$925,304
Accounts payable	421,915	307,052
Accrued expenses	1,105,943	1,086,399
Deferred Revenue & Customer Deposits	-	113,910
Notes Payable – Related Parties, current portion	169,447	194,723
Asset Acquisition Note Payable	300,000	360,000
Equity Lines of Credit	351,997	374,841
Other termed debts – current portion	32,654	41,559
TOTAL CURRENT LIABILITIES	3,395,362	3,403,788
Other termed debts, net of current portion	40,689	65,802
Notes Payable – Related Parties, net of current portion	290,799	825,750

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ DEFICIT
6% cumulative preferred stock, $100 par value, 200,000 shares authorized, 26,943 and 23,543 shares issued and outstanding on June 30, 2015 and 2014, respectively	2,694,300	2,354,300
Common stock, no par value 7,800,000 shares authorized, 4,775,306 and 3,475,366 shares issued and outstanding at June 30, 2015 and 2014, respectively	6,976,533	4,553,168
Additional Paid In Capital	2,396,711	2,284,511
Accumulated Deficit	(12,855,220)	(10,717,263)
TOTAL STOCKHOLDERS’ DEFICIT	(787,676)	(1,525,284)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,939,174	$2,770,056

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Consolidated Statements of Operations

	For the Fiscal Year Ended
	June 30,
	2015	2014

Revenues	$8,176,352	$7,198,816
Cost of Sales	4,557,285	4,285,313
Gross Profit	3,619,067	2,913,503
Selling, General and Administrative Expenses (including non-cash stock related charges of $790,000 and $450,000 in 2015 & 2014)	(3,678,133)	(2,573,984)
Engineering and Research expenses (including non-cash stock related charges of $80,000 in 2015)	(943,084)	(717,847)
Non-operating Income (Loss)	19,023	2,279
Interest (Expense and Credit costs) net	(264,015)	(421,597)
Loss From Continuing Operations, before Income (Loss) from long term investments	(1,247,142)	(797,646)
(Loss) on Settlement of Liabilities (including $218,836, loss on settlement of liabilities with related parties)	(223,866)	—
Realized Gain on Sale of Building	-	2,355,904
Realized (Loss) on Securities	-	(60,033)
Loss From Continuing Operations, before Income Taxes	(1,471,008)	1,498,225
Income Taxes	(7,300)	(2,100)
Net Income (Loss)	$(1,478,308)	$1,496,125
Preferred dividends declared and settled in common stock, including $164,913 loss on settlement of dividend payable	(659,649)	—
Net Income (Loss) available to common shareholders	$(2,137,957)	$1,496,125
Basic & Diluted Net income (loss) per share:	$(0.51)	$0.53
Weighted Average Number of Shares Outstanding:
Basic & Diluted	4,233,158	2,844,806

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Years Ended
	June 30,
	2015	2014

Net income (loss)	$(1,478,308)	$1,496,125
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	-	(21,397)
Other comprehensive income (loss), net of income taxes	-	—
Total comprehensive income (loss)	$(1,478,308)	$1,474,728
Total comprehensive income (loss) attributable to Microphase Corporation	$(1,478,308)	$1,474,728
Basic & Diluted Comprehensive income (loss) per share from:
Continuing Operations	$(0.35)	$0.52
Weighted Average Number of Shares Outstanding;
Basic & Diluted	4,233,158	2,844,806

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Statement of Changes in Stockholders’ Deficit

For the two years ended June 30, 2015

	Preferred Stock		Common Stock		Additional Paid	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Loss	Deficit	Amount
Balance, June 30, 2013	23,543	$2,354,300	2,493,641	$3,083,617	$2,284,511	$(38,636)	$(12,213,388)	$(4,529,596)
Unrealized investment loss during the fiscal year						(21,397)		(21,397)
Transfer realized loss during the fiscal year						60,033		60,033
Issuance of Common Stock in Private Placements, including 196,725 of finder shares and net of $102,750 costs			756,725	1,019,551				1,019,551
Issuance of Common Stock for Services			225,000	450,000				450,000
Net Income For the Year Ended June 30, 2014							1,496,125	1,496,125
Balance, June 30, 2014	23,543	$2,354,300	3,475,366	$4,553,168	$2,284,511	$-	$(10,717,263)	$(1,525,284)
Issuance of Common Stock in Private Placements, including 68,782 of finder shares and net of $31,450 costs			311,782	447,050				447,050

Conversion of strategic payables into common stock including loss on settlement of liabilities of $5,000			10,000	20,000				20,000
Conversion of related party loans into common stock including loss on settlement of liabilities of $106,666			213,333	426,666				426,666
Conversion of related party loans into preferred stock including loss on settlement of liabilities of $59,400	1,800	180,000			59,400			239,400
Conversion of unpaid compensation into preferred stock including loss on settlement of liabilities of $52,800	1,600	160,000			52,800			212,800
Issuance of Common Stock for Services			435,000	870,000				870,000
Preferred stock dividend declared on preferred shares held through September 30, 2014 paid in common stock including loss on settlement of dividend payable of $164,913			329,825	659,649			(659,649)	-
Net (Loss) For the Year Ended June 30, 2015							(1,478,308)	(1,478,308)
Balance, June 30, 2015	26,943	$2,694,300	4,775,306	$6,976,533	$2,396,711	$-	$(12,855,220)	$(787,676)

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Consolidated Statements of Cash Flows

	For The Years Ended
	June 30,
	2015	2014

Cash Flow From Operating Activities:
Net Income (Loss) From Operations	$(1,478,308)	$1,496,125
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	89,977	109,855
Realized loss on securities	-	60,033
Realized gain from sale of building & fixed assets	(11,010)	(2,355,904)
Non-cash charges relating to issuance of common stock	1,093,866	450,000
for service
Increase (decrease) in allowance for doubtful accounts and inventory reserve	-	(13,000)
Write-off of deferred finance charges	-	20,192
Changes in assets and liabilities:
Accounts receivable	21,979	(437,861)
Inventories	(94,333)	155,444
Other current assets	105,927	(109,715)
Cash Overdraft	-	(129,353)
Accounts payable	(2,343)	(247,215)
Accrued Expenses	347,515	86,964
Customer deposits	(113,910)	(84,681)
Other assets	(43,479)	—
Due to/from related parties mPhase & Edson Realty	(3,006)	16,356
Officers wages	-	174,286
Net cash from (used in) operating activities	$(87,125)	$(808,474)
Cash Flow from Investing Activities:
Proceeds from surrender of insurance contract	-	—
Investments in marketable securities	(200,000)	—
Purchase of intangible assets	(50,000)	—
Purchase of fixed assets	(14,170)	—
Proceeds from sale of building & fixed assets	11,010	2,967,064
Net Cash from (used in) investing activities	$(253,160)	$2,967,064
Cash Flow from (used in) Financing Activities:
Proceeds from issuance of common stock	447,050	1,019,551
Proceeds (Repayment) from loan payable (net)	88,102	(246,555)
Payments of mortgage	-	(2,275,982)
Payments of equity lines of credit	(22,844)	—
Payments of long-term debt	(9,191)	(17,665)
Payments on acquisition notes	(360,000)	(165,000)
Payments of capital lease obligations	(17,245)	(13,432)
Payments to related parties	(95,992)	(67,188)
Advances from related parties	-	60,760
Payments of extended term arrangement	(7,582)	(7,999)
Purchase of treasury stock at cost	-	—
Net cash provided by (used in) financing activities	$22,298	$(1,713,510)
Net increase (decrease) in cash	$(317,987)	$445,080
CASH AND CASH EQUIVALENTS, beginning of period	$445,080	$—
CASH AND CASH EQUIVALENTS, end of period	$127,093	$445,080

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2015

Note 1 — Recent Losses and Managements Plans:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However as of June 30, 2015 and 2014 and for the years then ended, the Company reported a net loss from operations, before non recurring gains, of $1,247,142 and $797,646 respectively and net cash used in operations totaled $87,125 and $808,474 respectively. The Company also had negative working capital of $1,468,082 and $1,127,954 at June 30, 2015 and 2014 respectively. Further, the Company anticipates that it will experience negative cash flows from operations for 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates obtaining financing for operations through its debt facility with Gerber Financial, the issuance of debt to management and the sale of common and preferred securities though private placements. The Company also continues to boost efforts to increase the sales of the business acquired from Microsemi in March 2013 and the product growth plan to acquire new business through co ventures presently being negotiated as further discussed in Note 13. Management has also taken steps to reduce operating expenses, including reduction in the number of employees, furloughs of continuing employees, the reduction of employee benefits and changes in procurement policies. This has led to a meaningful reduction in net cash used in operations for fiscal 2015. Management has also taken steps to accelerate accounts receivable collections, and is currently working on additional financing vehicles. Management believes that these steps will permit the Company to remain in operation. However, management advises that there can be no assurance that this will be the case.

Note 2 — Summary of Significant Accounting Policies:

(A) Microphase Corporation is a design to manufacture original equipment manufacturer (OEM) industry leader delivering world-class radio frequency (RF) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video Amplifiers (DLVA) to the military, aerospace and telecommunications industries. Sales to military markets represent 100% of sales. The Company has two manufacturing facilities, one in Shelton, Connecticut and one in Folsom, California. See Note 13 for further details.

(B) Property and Equipment — Stated at cost. Provision for depreciation and amortization for financial reporting and income tax purposes is made by annual charges to operations principally under the following methods and estimated useful lives:

	Method	Years
Property held under capital leases	Straight Line	5
Furniture and fixtures	Straight Line	7
Machinery and equipment	Straight Line	5
Computer equipment	Straight Line	3
Transportation equipment	Straight Line	5
Leasehold improvements	Straight Line	7

Maintenance and Repairs — Charged to expenses as incurred. Cost of major replacements and renewals are capitalized. Upon retirement or other disposition of equipment and improvements, the cost and related depreciation is removed from the accounts, and any gain or loss is recognized in income.

(C) Other Long Lived Assets — The Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company also assesses these assets for impairment based on their future cash flows. Management has determined that there was no impairment charge to be recorded for the years ended 2015 and 2014.

MICROPHASE CORPORATION

Notes to Financial Statements

June 30, 2015

Note 2 — Summary of Significant Accounting Policies:  – (continued)

(D) Inventories — are stated at the lower of average cost or market under the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory to insure that the net realizable value exceeds the carrying cost of the inventory.

(E) Accounts Receivable — Management records receivables at net realizable value and they generally do not bear interest. This value includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and economic status of the customers. We consider a receivable delinquent if it is unpaid after 180 days after it is due.

(F) Accounting Estimates — Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

(G) Compensated Absences — Employees of the Company are entitled to vacation pay depending on length of service and current salary. Effective July 1, 2010, unused vacation days are only carried over to the subsequent year under special approval by management. The Company has provided for vacation liabilities in the accompanying financial statements.

(H) Research and Development Expenses — The Company charges the cost of research and development to operations.

(I) Revenue Recognition — As required, Microphase has adopted the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” which provides guidelines on applying generally accepted accounting principles to revenue recognition based on interpretations and practices of the SEC. The Company recognizes revenue when products are shipped and title passes to the customer.

(J) Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

(K) Earnings (Loss) Per Share — Basic earnings (loss) per share (“EPS”) is determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities (such as stock options, preferred stock subsequent to October 4, 2014, and convertible securities) outstanding under the treasury stock method. There were no dilutive financial instruments issued or outstanding for the periods presented. On October 4, 2014 the shareholders approved a convertible feature in preferred stock, such preferred stock at par value convertible into common shares at agreed upon market value. For Fiscal 2015 convertible securities were not included in the EPE calculation as they would be ant-dilutive.

(L) Business Concentrations and Credit Risk — The Company's customers are predominately prime contractors in the military, aerospace and telecommunications industries. The Company has material sales and accounts receivable with Major Customers (see note 15).Throughout the year, cash balances that the Company maintains at financial institutions may exceed the Federal Deposit Insurance Corporation insurance limitation of up to $250,000. Cash balances exceeded FDIC insured limits at times throughout the years ended June 30 2014 but did not exceed such amount during fiscal year ended June 30, 2015.

(m) Marketable securities and other investments – Marketable equity securities included in marketable securities (current) and other investments (non-current) are stated at the lower of cost or market in the aggregate. Other marketable securities included in marketable securities (current) are stated at the lower of cost or market in the aggregate and investments other than marketable equity securities in other investments (non-current) are stated at cost less any significant decline in fair value assessed to be other than temporary. Realized gains and losses on the sale of securities are based on the average cost of all the units of a particular security held at the time of sale.

(N) Recent Accounting Pronouncements

The Company is evaluating several pronouncements issued by the FASB which may result in the adoption by the Company of these standards in upcoming accounting periods as follows:

On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in Update 2015-03 (see below) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. - to be effective for Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015; which for us would be our fiscal 2016 and although early adoption is permitted for this standard, the Company has not adopted nor determined its applicability.

Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date -In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes nearly all revenue recognition guidance under U.S. GAAP and supersedes some cost guidance for construction-type and production-type contracts. The guidance in this standard is principles-based, and accordingly, entities will be required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. The guidance in this standard is applicable to all contracts with customers, regardless of industry-specific or transaction-specific fact patterns. Additionally, this standard provides guidance for transactions that were not previously addressed comprehensively (e.g., service revenue, contract modifications and licenses of intellectual property) and modifies guidance for multiple-element arrangements. The core principle of this standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To help financial statement users better understand the nature, amount, timing and potential uncertainty of the revenue that is recognized, this standard requires significantly more interim and annual disclosures. This standard allows for either “full retrospective” adoption (application to all periods presented) or “modified retrospective” adoption (application to only the most current period presented in the financial statements, as well as certain additional required footnote disclosures). On July 9, 2015, the FASB approved a one-year deferral of the effective date, while permitting entities to elect to adopt one year earlier on the original effective date. As a result, this standard is now effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which for us is our fiscal 2019. We are currently evaluating the impact this standard will have on our financial position, results of operations and cash flows.

- ASU 2015-11 - Inventory (Topic 330): Simplifying the Measurement of Inventory. For public business entities, the pending content that links to this paragraph shall be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which for us is our fiscal 2018. We are currently evaluating the impact this standard will have on our financial position, results of operations and cash flows.

- ASU 2015-03 - Simplifying the Presentation of Debt Issuance Costs- to be effective for Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015; which for us would be our fiscal 2016 and although early adoption is permitted for this standard, the Company has not adopted nor determined its applicability.

- ASU 2014-15 - Presentation of Financial Statements Going Concern (Subtopic 20540): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern to be effective for Annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016; which for us would be our fiscal 2017 and although early adoption is permitted for this standard, the Company has not adopted nor determined its applicability.

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

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2015

Note 2 — Summary of Significant Accounting Policies:  – (continued)

SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended June 30,
	2015	2014

Statement of Operation Information:
Cash paid for state taxes	$7,050	$250
Interest Accrued Unpaid	$122,933	$108,251
Interest Paid (net interest income)	$249,333	$368,110
Non Cash Investing and Financing Activities:
Assets acquired with debt financing	$300,000	$26,528
Issuances of Common Stock for services	$870,000	$450,000
Property contribution subject to mortgage debt assumption	$—	$—
Assumption of equity line of credit subject to reduction of $100,000 loan payable, $31,545 of unpaid compensation in 2014	$—	$131,545
Conversion of $10,000 of strategic payables into common stock with beneficial conversion feature interest of $5,000	$20,000	$—

Conversion of $320,000 of related party loans, including $21,043 accrued interest thereon, into 213,333 shares of common stock with beneficial conversion feature interest of $106,666	$426,666	$—
Conversion of $180,000 of related party loans into 1,800 shares of preferred stock with beneficial conversion feature interest of $59,400	$239,400	$—
Conversions of $160,000 of unpaid compensation into 1,600 shares of preferred stock with beneficial conversion feature interest of $52,800	$212,800	$—
Preferred stock dividend, declared on preferred shares held through September 30, 2014, of $494,736 paid through the issuance of 329,825 shares of common stock with beneficial conversion feature interest of $164,913	$659,649	$—

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2015

Note 3 — Inventories

Inventories consist of the following:

	June 30,
	2015	2014
	Amount	Amount
Raw materials	$402,761	$340,431
Work-in-process	486,254	454,251
Reserve	(37,000)	(22,000)
Total	$852,015	$772,682

The inventory reserve was increased by $25,000 and $2,000 in our west division during the years ended June 30, 2015 and 2014, respectively, and reduced by $10,000 in our east division during the year ended June 30, 2014.

Note 4 — Property and Equipment:

Property and equipment was comprised of the following:

	June 30,
	2015	2014
	Amount	Amount
Leasehold Improvements	$8,290	$—
Computers, machinery & equipment	3,194,943	3,388,809
Furniture and fixtures	122,350	397,770
Transportation equipment	40,438	40,438
Property held under capital leases	56,013	111,495
	3,422,034	3,938,512
Less: accumulated depreciation and amortization	(3,227,874)	(3,684,056)
Total	$194,160	$254,456

Depreciation expense was $74,466 and $94,344 in 2015 and 2014, respectively.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2015

Note 5 — Intangible Assets:

Intangible Assets were comprised of the following:

	June 30,
	2015	2014
	Amount	Amount
Customer Lists	$73,017	$73,071
Non-Compete	25,399	25,399
Exclusive License(s)	406,861	56,861
Amortization	(31,022)	(15,511)
Total	$474,255	$139,766

The intangible assets acquired in March 2013 when the Company acquired certain assets from Microsemi Inc. for a total purchase price of $750,000 were valued by an outside valuation firm at $844,000, and the values for each intangible asset were determined on a relative fair value basis.

The Customer Lists and Non-Compete agreements associated with the Microsemi asset acquisition were ascribed useful lives of 7 and 5 years respectively.

The Exclusive License associated with the Microsemi asset acquisition was valued at $56,661, was ascribed a perpetual life and is subject to evaluation annually for impairment. Through June 30, 2015 no impairment was recorded for the license value.

The Exclusive License associated with the Dynamac Strategic agreement discussed below was valued at $350,000, and the contract price was entered into during the six month period ended December 31, 2014. It has an unlimited contractual life and will be subject to evaluation annually for impairment.

Through June 30, 2015, and for the year then ended, no impairment was recorded for either license value.

Amortization expense was $15,511 and $15,511 in 2015 and 2014, respectively.

Future estimated amortization expense for Customer Lists and Non-Compete included in intangible assets at June 30, 2015 is as follows:

Total
Fiscal Years:
2016	$15,511
2017	15,511
2018	15,511
2019	10,431
2020	10,431
Total	$67,395

During the year ended June 30, 2015, the Company entered into a strategic partnership agreement with Dynamac, Inc. to develop, manufacture and market a portfolio of low cost RF/Microwave and Millimeter-wave calibrated test probes and related universal test platforms. Microphase agreed to pay a one-time licensing and rights fee of $350,000 of which $50,000 was paid in the first quarter of fiscal 2015, and the remaining $300,000 was originally due in the second quarter. The Company is presently renegotiating payment terms, the structure of the co-venture as well as the expected delivery date of the initial proto-type products. Microphase, in the initial agreement, also agreed to pay a 25% royalty fee discussed in Notes 11 & 13.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2015

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

The Company has long term debt with fixed interest rates, the carrying amount of which may be different from fair value as of June 30, 2015 and 2014. The Company decided that it is not practical to estimate the fair value of these financial instruments on the basis that they are held-to-maturity debts which have no immediately available market information on the fair value and the cost of making assumptions and applying estimation methodologies to assess the fair value estimates exceeds the benefit. Information pertinent to estimating the fair value such as carrying amount, effective interest rate, maturity and repayment term are disclosed in Notes 7, 8 & 9.

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

Marketable securities, classified as available-for-sale securities, are measured at the lower of original cost or fair market value (Level 1) on a recurring basis as of June 30, 2015 and 2014, which amounted to $200,000 and $0. On July 9, 2014 Microphase executed a securities purchase agreement with AmpliTech Group Inc. of Bohemia, N.Y. to purchase, as amended, 8,666,666 AmpliTech common shares at $0.023 per share for a total purchase price of $200,000. The purchase price was made up of two installments of $100,000.

Loss on Securities:

During the year ended June 30, 2014, the Company realized a $60,033 loss on the 42,793,354 shares of stock it held in mPhase Technologies, Inc., (mPhase) when the shares were transferred as loan repayments to two officers, each receiving 21,396,677 shares of mPhase, effective June 30, 2014.

Note 7 — Revolving Credit Line

	June 30,
	2015	2014
	Amount	Amount
The Company entered into a revolving loan agreement with Gerber Finance, Inc. (Gerber) in February of 2012 for a maximum of $1,500,000, which was amended to $1,150,000 in November of 2013 due to the sale of the headquarters building discussed in Note 14. Under this agreement, the Company can receive funds based on a borrowing base, which consists of various percentages of accounts receivable, inventory, a restricted cash account held by Gerber, equipment, and the building owned by Edson Realty, Inc. (Edson) prior to its sale. In connection with this agreement, the Company is subject to an annual facility fee (1.75%) on each anniversary, monthly collateral monitoring fees of $1,500 and other fees, plus interest currently at the rate of 7%	$1,013,406	$925,304

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2015

Note 7 — Revolving Credit Line – (continued)

The interest expense for 2015 and 2014 was $128,772 and $123,166 and the fees for 2015 and 2014 were $26,385 and $74,860 , respectively. The effective interest rate for 2015 and 2014 was 15.29% & 14.26% , respectively.

There are financial covenants set forth in the Gerber agreement of February 3, 2012 and as amended on February 24, 2012. The covenants, covering among other things tangible net worth and net loss, were not effective until September 30, 2012. The Company has not received notice of default since curing its financial reporting covenants in January, 2015.

Approximate Value of collateral at balance sheet dates —

	June 30,
	2015	2014
	Amount	Amount
Inventories	$852,015	$772,682
Accounts Receivable	881,221	888,200
	$1,733,236	$1,660,882

Note 8 — Notes Payable — Related Parties:

	June 30, 2015	June 30, 2014
Officers and Stockholders:
Payable in monthly payments of $2,000 as revised, including interest at 6% through September, 2017, of which $180,000 was converted into 1,800 shares of preferred stock during Fiscal Year Ended June 30, 2015.	$44,258	$245,497
Previously payable in monthly payments of $225, including interest at 6% through April, 2017, of which $150,000 was converted into 100,000 shares of common stock and the remaining balance was repaid during Fiscal Year Ended June 30, 2015.	$-	217,385
Former Employee:
Payable in monthly payments of $7,600 as revised, including interest at 6% through September, 2017of which $170,000 was converted into 113,333 shares of common stock during Fiscal Year Ended June 30, 2015.	$168,599	324,205
Stockholders:
Two notes payable to individuals with monthly payments of $2,715 and $2,750 as revised, including interest at 6% through September, 2017	$121,140	114,283
Other Related Parties:
Payable in monthly payments of $875 as revised, including interest at 6% through September, 2017	$19,058	17,979
Two identical notes payable in monthly payments of $2,425 each as revised, including interest at 6% through April, 2017	$107,191	101,124
	460,246	1,020,473
	(169,447)	(194,723)
	$290,799	$825,750

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2015

Note 8 — Notes Payable — Related Parties:  – (continued)

The Company and the note holders have agreed to repayment schedules for 24 months commencing the month subequent to the month the Company commences trading its common stock.

The maturities of notes payable — related parties for each of the next five years & thereafter are as follows:

June 30.
2016	$169,447
2017	238,093
2018	52,706
Total	$460,246

Interest expense charged to operations on these loans amounted to $36,085 and $59,859 for the years ended June 30, 2015 and 2014, respectively.

Note 9 — Other termed debts

Other termed debts consist of: (i) Long-term Debt, (ii) Capital Leases , & (iii) Extended Payment Arrangements.

Long-term Debt:
	June 30, 2015	June 30, 2014
People’s General Bank
Overdraft protection credit line loan; up to $20,000 available at June 30, 2015, with minimum payments based upon a twentyfour month payout from most recent utilization, or $215 plus interest at June 30, 2015.	$7,542	$11,044
Ford Credit Company:
Payable in monthly payments of $499, including interest at 4.90% through April, 2019 secured by transportation equipment.	$20,904	$25,744
Payable in monthly payments of $428, including interest at 6.79% through August, 2014 secured by transportation equipment.	-	$849
	$28,446	$37,637
Less: current portion	(12,623)	(16,732)
Total	$15,823	$20,905

The Company charged operations $2,612 and $504 in interest on these loans for the years ended June 30, 2015 and 2014, respectively.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2015

Note 9 — Other termed debts  – (continued)

Capital Leases:

The Company is the lessee of equipment under capital leases expiring through March, 2016. The assets are recorded at the fair market value as of the date of the leases. The assets are amortized over their estimated productive lives. Amortization is included in depreciation expense.

	June 30, 2015	June 30, 2014
The following is a summary of property held under capital leases:
Property held under capital leases	$56,013	$111,495
Less: accumulated amortization	(38,276)	(82,555)
Net property under capital leases	$17,737	$28,940

	June 30, 2015	June 30, 2014
The following is a summary of balances due under capital leases:
Total minimum lease payments	$12,510	31,336
Less: amount representing interest	(449)	(2,030)
Present value of net minimum lease payments	12,061	29,306
Less: current portion	(12,061)	(17,245)
Long-term portion	$-	$12,061

Interest expense charged to operations under capital leases was $2,215 and $3,247 for the years ended June 30, 2015 and 2014, respectively.

Extended Payment arrangements:

The Company is responsible for paying a former employee, disability benefits under a prior self-insured plan, through April, 2019. The plan requires monthly payments until the participant attains age 65. Interest has been imputed on this obligation at 5%.

Interest expense charged to operations for the extended disability payments was $1,849 and $2,218 in 2015 and 2014, respectively.

	June 30, 2015	June 30, 2014
Total of extended disability benefits	$36,152	$45,584
Less: amount representing interest	(3,316)	(5,165)
Present value of disability benefits	32,836	40,418
Less: current portion	(7,970)	(7,582)
Long-term portion	$24,866	$32,836

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2015

Note 9 — Other termed debts  – (continued)

Summary totals for Other termed debts consist of: (i) Long-term Debt, (ii) Capital Leases , & (iii) Extended Payment Arrangements.

	June 30, 2015	June 30, 2014
Total minimum long term debt, capital lease & extended disability payments	$73,343	$107,361
Less: current portion	(32,654)	(41,559)
Long-term portion	$40,689	$65,802

The maturities of all other termed debts for each of the next five years & thereafter are as follows:

June 30,
2016	35,476
2017	15,424
2018	15,424
2019	12,851
Total minimum long term debt, capital lease & extended disability payments	$79,175
Less: amount representing interest	(5,832)
Present value of long term debt, capital lease & extended disability payments	$73,343
Less: current portion	(32,654)
Long-term portion	$40,689

Note 10 — Equity Lines of Credit:

The Company had previously guaranteed the payment of an Equity Line of Credit with Wells Fargo Bank totaling up to $250,000, the proceeds of which the Company received from a concurrent loan from Edson when the credit line was funded on August 15, 2008 discussed further in Note 14. In June 2014 the Company agreed to assume the remaining balance of $243,257 for the cancellation of 2,433 shares of its $100 par value preferred stock. These shares were reflected as not outstanding since March 2010.

As of June 30, 2015 & 2014 this line of credit has $250,000 available, secured by residential real estate owned by the vice president, of which $232,466 and $243,296 was outstanding, respectively, with an interest rate of 3.35%. Interest expense charged to operations on this loan amounted to $7,924 and $8,198 for the years ended June 30, 2015 and 2014 respectively.

Effective June 30, 2014 the Company also has guaranteed to its president, and a general member of MHC, the majority shareholder, individually as signatory’s, the repayment of a second Equity Line of Credit with Wells Fargo Bank as also discussed further in Note 14.

As of June 30, 2015 & 2014 this line of credit has $150,000 available, secured by the president’s principal residence, of which $119,531 and $131,545 is outstanding respectively, with an interest rate of 3.0%. No interest expense was charged to operations on this loan for the year ended June 30, 2014. Interest expense charged to operations on this loan amounted to $4,105 for the years ended June 30, 2015.

Note 11 — Acquisition of Assets & Note Payable

The Company acquired certain assets including specific inventory and fixed assets from a RF services provider, Microsemi Corp-RF Integrated Solutions (“Microsemi”); which had eliminated providing certain RF services similar to that of the Company for approximately 10 customers. The acquisition was pursuant to a contract, originally dated March 27, 2013, which provided for a $100,000 down payment and a note payable for $650,000, with payments through December, 2014 as amended, inventory and fixed assets associated with these specific RF services, and intangible assets consisting of a customer list, non-compete clause and an exclusive license. The Contract also provided for 5% royalty on certain RF services we will provide to the specified 10 customers. (See also note 13)

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2015

Note 11 — Acquisition of Assets & Note Payable  – (continued)

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

	June 30, 2015	June 30, 2014
Asset acquisition note payable	$300,000	$360,000

Asset allocation on Acquisition date

The consideration paid for this portion of business was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We assigned $155,250 to identifiable intangible assets, which consist of a customer list, non-compete clause and an exclusive license. The acquired intangible assets will be amortized over their estimate lives, which range from 5 to 10 years, primarily using accelerated amortization methods based on the cash flow streams used to value those assets. The exclusive license has a contractual indefinite life and will be reviewed annually for impairment. There was no excess of the purchase price over the estimated fair value of the net assets acquired and as such no goodwill was recorded. The Dynamac License was recorded at cost.

Asset allocation	June 30, 2015	June 30, 2014
Customer List	$73,017	73,017
Non-Compete Clause	25,399	25,399
Exclusive License(s)	406,861	56,861
	505,277	$155,277
Accumulated Amortization	(31,022)	(15,511)
Total	$474,255	$139,766

Note 12 — Accrued and Other Expenses:

Accrued expenses were comprised of the following:

	June 30, 2015	June 30, 2014
Salaries, wages and other compensation, including $332,815 and $503,474 to officers in 2015 and 2014	$678,729	$835,530
Royalties	190,924	85,256
Professional fees	135,000	85,000
Commissions	37,936	76,173
Other miscellaneous accruals	63,354	4,450
	$1,105,943	$1,086,399

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2015

Note 12 — Accrued and Other Expenses:  – (continued)

401 (K) Employee Benefit Plan:

The Company sponsors a 401(K) plan for all eligible employees. Employee contributions are based on a percentage of compensation. Employer contributions for both matching and profit sharing are discretionary and determined annually by management. For the years ended June 30, 2015 and 2014, there were no employer contributions to the plan. At June 30, 2015 & 2014 the Company owed no amounts to the 401 K Plan.

Note 13 — Commitments and Contingencies:

The Company originally leased its Connecticut production and office facility from Edson, a related party, under a net operating lease through April, 2017. The lease required payments of minimum rents plus real estate taxes and other occupancy costs. The lease terminated in March of 2013 when the Company acquired the building from Edson.

In an agreement dated June 30, 2010 between Edson and the Company, it was agreed that, going forward, the Company would make timely payments of monthly rent in amounts required to satisfy Edson’s obligation under its mortgage loan on the property from Capital One Bank. This agreement also terminated with the termination of the lease. This resulted in a waiver of rents amounting to $179,004 in the year ended June 30, 2013 and rent expense after the waiver of $156,660. There was no rent expense with Edson for 2014 because the lease terminated in March 2013.

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

The Company sublet office space until March 31, 2015 and a vehicle in fiscal 2015 to mPhase Technologies, Inc. (mPhase), a related company. In Fiscal 2015 the rent recorded was $13,500 for the office space and $9,000 for the vehicle. In 2014 the rent received was $20,090 for office space. As of June 30, 2015 and 2014 mPhase owed the Company $28,045 and $16,183, respectively.

In March of 2013 the Company acquired a division of Microsemi Inc. for $750,000 plus 5% royalty of gross sales. There were no sales in fiscal 2013 and no royalties paid. In connection with this acquisition the Company signed a lease for 4,000 square feet of space at Microsemi’s facility in Folsom, CA. The initial terms of the lease were $8,400 per month rent with a term of one year. The rent expense for this facility for 2013 was $25,200. The commitment for fiscal 2014 was $75,600. The lease was renegotiated in April of 2014 with a new rent of $7,000 per month beginning in June 2014. The end of the lease is currently June 2016. The commitment for fiscal 2015 was $91,500. The commitment for fiscal 2016 is $132,000.

The Company has employment contracts with two officers discussed in note 14 below.

The Company also has guaranteed to Edson, and its majority shareholders individually as signatory’s, the repayment of loan origination costs, interest charges and the principal in full, for an Equity Line of Credit with Wells Fargo Bank totaling up to $250,000, the proceeds of which the Company received a concurrent loan from Edson when the credit line was funded on August 15, 2008. Edson incurred approximately $3,200 loan origination costs (see note 14). The Company is a guarantor of a $243,296 note to Wells Fargo secured by real estate of one of the officers. As of June 30, 2015 & 2014 this line of credit had $250,000 available, secured by residential real estate owned by the vice president, of which $232,466 and $243,296 was outstanding, respectively, with an interest rate of 3.35%. Interest expense charged to operations on this loan amounted to $7,924 and $8,198 for the years ended June 30, 2015 and 2014 respectively

The Company is also a guarantor of a $131,545 note to Wells Fargo secured by real estate of another officer. As of June 30, 2015 & 2014 this line of credit had $150,000 available, secured by the president’s principal residence, of which $119,531 and $131,545 was outstanding respectively, with an interest rate of 3.0%. No interest expense was charged to operations on this loan for the year ended June 30, 2014. Interest expense charged to operations on this loan amounted to $4,105 for the years ended June 30, 2015.

These notes were assumed by the Company effective June 30, 2013 and 2014, respectively.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2015

Note 13 — Commitments and Contingencies:  – (continued)

The Company leases vehicles, office equipment and computer equipment under operating leases expiring through April, 2015. As of June 30, 2014, future minimum rental payments are $15,945 in fiscal 2015.

We are subject to the possibility of legal proceedings and other claims arising out of the conduct of our business, including proceedings and claims relating to commercial and financial transactions; government contracts and sub-contracts; alleged lack of compliance with applicable laws and regulations; production partners; product liability; patent and trademark infringement; employment disputes; and environmental, safety and health matters. Some potential legal proceedings and claims could seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. As a government sub-contractor, we are subject to audits, reviews and investigations to determine whether our operations are being conducted in accordance with applicable regulatory requirements. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, we do not believe that there are any existing proceedings or potential claims that would have a material effect on our financial position or results of operations.

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

Under the terms of the Shelton lease and the lease at the Folsom California facility, minimum premises lease commitments for the next five years and thereafter at June 30, 2015 is as follows:

Total
Fiscal Years:
2016	$257,458
2017	181,224
2018	190,386
2019	196,120
2020	202,006
Thereafter	422,347
Total	$1,449,541

Rent Expense for Fiscal Year Ended June 30, 2015 and 2014 was $240,532 and $179,721, respectively.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2015

Note 14 — Related Party Transactions:

The Company had activities with related parties during the fiscal years 2015, 2014 and 2013 as follows:

Effective March 6, 2013 the Company received title to the Corporate Headquarters and Production Facility in Norwalk, CT in an exchange transaction intended to be tax free under IRC sec 351 from Microphase Holding Company, LLC, (“MHC”), an 82% shareholder of the Company at the time. The building had originally been titled to Edson Realty, Inc. (Edson), another related party, which had transferred the building to MHC together with 2,532 preferred shares of the Company and 1,280,543 common shares of the Company for the assumption of $2,268,975 of mortgage and mortgage related obligations by MHC for a like amount of preferred and common shares of the Company, on the same date. The Company also issued 10,000 shares of its $100 par value preferred stock to MHC to complete the transaction. The historical carrying value of the building and underlying land as held by Edson and then MHC, $500,247, was recorded as the historical cost on the Company’s books as of March 6, 2013. The Company recorded liabilities in excess of basis of $2,268,729 in connection with this transfer treated for accounting purposes as a contribution of property, which is shown as a reduction of equity in the Statement of Changes in Stockholders’ Deficit during the fiscal year ended June 30, 2013.

Prior to March 6, 2013 the Company was a guarantor of the mortgage note by Edson to Capital One Bank as part of the terms of its former lease with Edson. The Company assumed this mortgage in connection with the transfer of the building to the Company treated for accounting purposes as a contribution of property discussed above and the balance at June 30, 2013 was $2,270,187. On November 22, 2013 this mortgage was satisfied together with all mortgage related obligations including adjustments for swap differences, when the building was sold to an unrelated third party. Amortization of deferred finance costs included in interest expense for this mortgage was $20,192 and $1,524 in 2014 and 2013, respectively.

mPhase Technologies, Inc. (mPhase) — The Company has some common management and common significant shareholders with mPhase and had owned a total of 42,793,354 shares of this publicly-traded company. These shares were valued at $55,632 as of June 30, 2013 and effective June 30, 2014 the shares were transferred to two officers as partial payment of loans due to them by the Company; the transfer was valued at $34,235 based upon the closing trading price for these shares on that date. The Company realized a $60,033 loss on the disposition of these shares, $38,636 of which had previously been reserved for market value declines through June 30, 2013 and 21,397 was attributable to the year ended June 30, 2014. During Fiscal 2015 the company held no interest in any shares on mPhase common stock.

The Company sublet office space until March 31, 2015 and a vehicle in fiscal 2015 to mPhase. In Fiscal 2015 the rent recorded was $13,500 for the office space and $9,000 for the vehicle. In 2014 the rent received was $20,090 for office space. As of June 30, 2015 and 2014 mPhase owed the Company $28,045 and $16,183, respectively.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2015

Note 14 — Related Party Transactions:  – (continued)

Employment Contracts:

The Company entered into employment contracts with two officers through 2015 that provided for a stated salary of $250,000 per year, plus company benefits. These contracts were subject to other items and included a non-compete covenant. The Company owed the officers $503,474 as of June 30, 2014.

In Fiscal 2015 the Company entered into new employments agreements with these two workers, one still an officer and one as a strategic consultant with base compensation of $225,000 per year plus company benefits. These contracts are subject to other items and include a non-compete covenant. The Company owed the officers $332,815 as of June 30, 2015.

The Company also entered into employment contracts with two new officers for at will employment with fiscal 2016 commitments annualized at $160,000 and $150,000, respectively.

Equity Lines of Credit:

The Company also has guaranteed to Edson, and its majority shareholders individually as signatory’s, the repayment of loan origination costs, interest charges and the principal in full, for an Equity Line of Credit with Wells Fargo Bank totaling up to $250,000, the proceeds of which the Company received a concurrent loan from Edson when the credit line was funded on August 15, 2008. Edson incurred approximately $3,200 loan origination costs. The credit line was secured by residential real estate owned by Edson at that time. In June 2010 the Company issued 2,532 shares of its $100 par value preferred stock to Edson to secure repayment of the $250,000 plus costs incurred, by the Company for the concurrent loan made to the Company, agreeing to continue to pay interest charges and committing to repay the principal by March 2012. This agreement was extended through March 2013, and again through June 2014. On June 30, 2013 the balance was $244,362 which is shown as a reduction of equity in the Statement of Changes in Stockholders’ Deficit for the fiscal years ended June 30, 2013. In March, 2013 the Company agreed to assume the remaining balance from Edson and then effective June 30, 2014, indemnified the officers from any liability pertaining to this note, of $243,296 for the cancellation of 2,433 shares of its $100 par value preferred stock. There shares were reflected as not outstanding since March, 2010.

Effective June 30, 2014 the Company also has guaranteed to its president, and a general member of MHC, the majority shareholder, individually as signatory’s, the repayment of a second Equity Line of Credit with Wells Fargo Bank, secured by the president’s principal residence, totaling $131,545 at that date. The proceeds of this home equity loan were primarily used to fund loan advances to the Company by the president in recent fiscal years. The Company committed to pay interest charges and the principal in full for this obligation and recorded the assumption as a $100,000 reduction of loans and a $31,545 reduction of unpaid compensation due to the president.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2015

Note 15 — Major Customers and Segments:

The Company had two customers in 2015 and three customers in 2014 which each accounted for more than 10% of sales.

The Company recorded sales of $3,689,132 with the two customers during the year ended 2015. These sales represent 45% of total sales for the year. At June 30, 2015 these customers owed $383,464 to the Company.

The Company recorded sales of $3,744,606 with the three customers during the year ended 2014. These sales represent 52% of total sales for the year. At June 30, 2014 these customers owed $584,242 to the Company.

Sales to U.S. customers represented 86% and 97% of sales in 2015 and 2014, respectively.

Note 16 — Income Taxes and Deferred Taxes:

There is no provision for federal income tax and state income tax is provided for at the minimum statutory amount. The Company has available at June 30, 2015 approximately $7,883,000 and $5,980,000 in federal and state unused operating loss carry-forwards that expire in various years from 2018 to 2035. The Company also has available at June 30, 2015 approximately $400,000 capital loss carry-forwards. The Company had available at June 30, 2014 approximately $7,348,000 and $5,527,000 in federal and state unused operating loss carry-forwards that expire in various years from 2017 to 2034. As of June 30, 2013 the federal amount was $8,843,922 and the state amount was $6,723,005 for unused operating loss carry-forwards which expire in various years from 2017 to 2033.

Deferred income tax assets and liabilities result from differences in reporting of income and expenses and operating loss carry-forwards. No deferred income tax assets have been recorded due to the fact that it is unlikely the Company will derive any tax benefit from these factors. There were no material unrecorded taxes at the years ending June 30, 2014 or 2013.

Note 17 — Stockholders’ Equity:

Microphase Corporation has, as amended, authorized capital of 7,800,000 shares of common stock with no par value and 200,000 shares of preferred stock, convertible into common stock subsequent to October 4, 2014, $100 par value per share, with 6% cumulative dividends when declared.

Common Stock Transactions

During the Fiscal Year ended June 30, 2015, the Company issued 435,000 shares of its common stock for services and charged $790,000 to selling general and administrative expense and $80,000 to engineering and research expenses, respectively, valuing the shares based upon the value of concurrent private placements. The Company also issued 311,782 shares of its common stock to accredited investors in private placements of its common stock to accredited investors pursuant to Rule 504 of regulation D and Section 4(2) of the Securities Act of 1933, as amended, which included 68,782 shares to finders and $31,450 of offering costs, generating $447,050 net proceeds to the Company.

Also during the Fiscal Year ended June 30, 2015, the Company recorded the conversion of $320,000 of related party loans, including $21,043 accrued interest thereon, into 213,333 shares of common stock with beneficial conversion feature interest of $106,666, charged to loss on debt settlements and the conversion of $10,000 of strategic payables into common stock with beneficial conversion feature interest expense of $5,000.

During the Fiscal Year ended June 30, 2014, the Company issued 225,000 shares of its common stock for services and charged $450,000 to selling general and administrative expense, valuing the shares based upon the value of concurrent private placements. The Company also issued 756,725 shares of its common stock to accredited investors in private placements of its common stock to accredited investors pursuant to Rule 504 of regulation D and Section 4(2) of the Securities Act of 1933, as amended, which included 196,725 shares to finders and $102,750 of offering costs, generating $1,019,551 net proceeds to the Company.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2015

Note 17 — Stockholders’ Equity:  – (continued)

Preferred Stock Transactions

During the fiscal year ended June 30, 2013 the Company issued 10,000 shares of preferred stock, $100 par value per share, in connection with the acquisition of the building at 587 Connecticut Avenue in Norwalk, CT from a related party and 500 shares of preferred stock to two officers in connection with the cancelation of $50,000 of debt owed to these officers. . The building was disposed of in fiscal 2014 as discussed in Note 14.

During the Fiscal Year ended June 30, 2015, the Company recorded the Conversion of $180,000 of related party loans into 1,800 shares of preferred stock with beneficial conversion feature interest of $59,400 and the conversions of $160,000 of unpaid compensation into 1,600 shares of preferred stock with beneficial conversion feature interest of $52,800.

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

The Board of Directors had not declared a dividend on the preferred stock through the fiscal year ended June 30, 2014. As of June 30, 2014, 23,543 preferred shares have been issued and the cumulative dividends undeclared were approximately $459,400. In December 2014, the Board of Directors declared $494,735 of dividends on preferred shares outstanding as of September 30, 2014 and authorized the payment in 329,825 shares common stock using a conversion rate of $1.50 per share, charging an additional $164,193 to retained deficit for the loss on the settlement of the dividend payable.

As of June 30, 2015, 26,943 preferred shares are outstanding and cumulative undeclared dividends on preferred stock are $115,769.

Shareholders meeting and approval of amendments

On October 4, 2014 at a special meeting of the shareholders of the Company the shareholders approved amendments to the Certificate of Incorporation of the Company to:

(1) Increase its authorized common stock from 4,800,000 shares of common stock without par value to 50,000,000 shares of common stock without par value for economic reasons the Board of Directors has implemented an increase to 7,800,000 shares;

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

(3) Enter into agreements for the conversion of at least $660,000 of shareholder/note holder loans which together with accrued interest are estimated to total $1,160,000 of debt at September 30, 2014 into shares of common stock of the Company.

Effective December 31, 2014 the Board of Directors approved the implementation of the 2015 stock option plan, reserving 250,000 shares of common stock for this plan, but no action has been taken to implement this plan.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2015

Note 18 — Subsequent Events

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

The Company is presently renegotiating the form of this co-venture.

