Form 10-Q
period 2015-09-30
Microphase Corp
filed 2015-11-09
CIK 1574969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-55382

MICROPHASE CORPORATION

(Exact name of registrant as specified in its charter)

Connecticut	06-0710848
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

100 Trap Falls Road Extension, Suite 400

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

As of November 1, 2015, there were 4,775,306 shares outstanding of the registrant’s common stock.

MICROPHASE CORPORATION

MICROPHASE CORPORATION

Consolidated Balance Sheets

	September 30,	June 30,
	2015	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$198,371	$127,093
Accounts receivable, net of allowance of $5,000 on September 30, 2015 and June 30, 2015	1,105,650	881,221
Inventory	839,260	852,015
Due from related parties	30,295	28,045
Prepaid and other current assets	43,319	38,906
TOTAL CURRENT ASSETS	2,216,895	1,927,280
Property and equipment, net	210,690	194,160
OTHER ASSETS
Cash – restricted	100,000	100,000
Intangible assets	470,378	474,255
Investments	162,933	200,000
Other assets	43,479	43,479
TOTAL OTHER ASSETS	776,790	817,734
TOTAL ASSETS	$3,204,375	$2,939,174

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Credit Facility – Revolving Loan	$1,225,466	$1,013,406
Accounts payable	360,092	421,915
Accrued expenses	1,197,524	1,105,943
Notes Payable – Related Parties, current portion	227,641	169,447
Asset Acquisition Note(s) Payable	300,000	300,000
Equity Lines of Credit	342,907	351,997
Other termed debts – current portion	28,109	32,654
TOTAL CURRENT LIABILITIES	3,681,739	3,395,362
Other termed debts, net of current portion	37,449	40,689
Notes Payable – Related Parties, net of current portion	239,543	290,799
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
6% cumulative preferred stock, $100 par value, 200,000 shares authorized, 26,943 shares issued and outstanding on September 30, 2015 and June 30, 2015, respectively	2,694,300	2,694,300
Common stock, no par value, 7,800,000 shares authorized, 4,775,306 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	6,976,533	6,976,533
Additional Paid In Capital	2,396,711	2,396,711
Accumulated Other Comprehensive Income (loss)	(37,067)	—
Accumulated Deficit	(12,784,833)	(12,855,220)
TOTAL STOCKHOLDERS’ DEFICIT	(754,356)	(787,676)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,204,375	$2,939,174

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Consolidated Statements of Operations

	For The Three Months Ended
	September 30,
	2015	2014
	(unaudited)	(unaudited)
Revenues	$2,451,855	$1,929,183
Cost of Sales	1,415,183	1,105,055
Gross Profit	1,036,672	824,128
Selling, General and Administrative Expenses	(703,000)	(683,230)
Engineering and Research expenses	(206,314)	(207,243)
Non-operating Income (Loss)	2,250	2,250
Interest (Expense and Credit costs) net	(58,171)	(62,688)
(Loss) From Operations, before Income Taxes	$71,437	$(126,783)
Income Taxes	(1,050)	-
Net Income (Loss)	$70,387	$(126,783)
Basic Net income (loss) per share:	$0.015	$(0.036)
Diluted Net income (loss) per share:	$0.011	$(0.036)
Weighted Average Number of Shares Outstanding:
Basic	4,775,306	3,510,033
Diluted	6,122,456	3,510,033

The accompanying notes are an integral part of these consolidated financial statements.

F-2

MICROPHASE CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	For The Three Months Ended
	September 30,
	2015	2014
	(unaudited)	(unaudited)
Net income (loss)	$70,387	$(126,783)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	(37,067)	(18,867)
Total comprehensive income (loss)	$33,320	$(145,650)

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended September 30, 2015 (Unaudited)

						Other
	Preferred Stock		Common Stock			Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid In Capital	Loss	Deficit	Amount

Balance, June 30, 2015	26,943	$2,694,300	4,775,306	$6,976,533	$2,396,711	$-	$(12,855,220)	$(787,676)
Unrealized investment loss during the quarter ended September 30, 2015						(37,067)		(37,067)
Net Income For the Three Months Ended September 30, 2015, (unaudited)							70,387	70,387
Balance, September 30, 2015, (unaudited)	26,943	$2,694,300	4,775,306	$6,976,533	$2,396,711	$(37,067)	$(12,784,833)	$(754,356)

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Consolidated Statements of Cash Flows

	For The Three Months Ended
	September 30,
	2015	2014
	(unaudited)	(unaudited)
Cash Flow From Operating Activities:
Net Income (Loss)	$70,387	$(126,783)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,266	22,552
Increase (decrease) in allowance for doubtful accounts and inventory reserve	-	3,779
Changes in assets and liabilities:
Accounts receivable	(224,429)	362,229
Inventories	12,755	20,092
Other current assets	(4,413)	(38,508)
Accounts payable	(61,823)	(85,114)
Accrued expenses	98,519	91,802
Customer deposits	-	(35,370)
Due to/from related parties mPhase & Edson Realty	(2,250)	2,422
Net cash provided by (used in) operating activities	$(87,988)	$217,101
Cash Flow (used in) Investing Activities:
Investments in common stock	-	(200,000)
Purchase of intangible assets	-	(50,000)
Purchase of fixed assets	(35,919)	-
Net Cash (used in) investing activities	$(35,919)	$(250,000)
Cash Flow provided by (used in) Financing Activities:
Proceeds from issuance of common stock	-	169,550
Proceeds (Repayment) from credit facility – revolving loan (net)	212,060	(256,608)
Payments of equity lines of credit	(9,090)	(4,125)
Payments of long-term debt	(1,858)	(2,932)
Payments on acquisition notes	-	(180,000)
Payments of capital lease obligations	(3,934)	(3,629)
Payments to related parties	-	(3,155)
Payments of extended term arrangement	(1,993)	(1,113)
Net cash provided by (used in) financing activities	$195,185	$(282,012)
Net increase (decrease) in cash	$71,278	$(314,911)
CASH AND CASH EQUIVALENTS, beginning of period	$127,093	$445,080
CASH AND CASH EQUIVALENTS, end of period	$198,371	$130,169

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Microphase Corporation (the “Company”) is a design to manufacture original equipment manufacturer (OEM) industry leader delivering world-class radio frequency (RF) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video Amplifiers (DLVA) to the military, aerospace and telecommunications industries. Sales to military markets represent 100% of sales. The Company has two manufacturing facilities, one in Shelton, Connecticut and one in Folsom, California.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2015 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $12,855,220 and a total stockholders’ deficit of $787,676. As of September 30, 2015, we had an accumulated deficit of $12,784,833 (unaudited) and a total stockholders’ deficit of $754,356 (unaudited). A significant amount of capital will be necessary to sustain, grow and advance our business and these conditions raise substantial doubt about our ability to continue as a going concern, as expressed in our Auditor’s report.

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

PROPERTY AND EQUIPMENT — Stated at cost. Provision for depreciation and amortization for financial reporting and income tax purposes is made by annual charges to operations principally under the following methods and estimated useful lives:

	Method	Years

Leasehold Improvements	Straight Line	7

Property held under capital leases	Straight Line	5

Furniture and fixtures	Straight Line	7

Machinery and equipment	Straight Line	5

Computer equipment	Straight Line	3

Transportation equipment	Straight Line	5

MAINTENANCE AND REPAIRS— Charged to expenses as incurred. Cost of major replacements and renewals are capitalized. Upon retirement or other disposition of equipment and improvements, the cost and related depreciation is removed from the accounts, and any gain or loss is recognized in income.

INVENTORIES — are stated at the lower of average cost or market under the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory primarily based on our estimated forecast of product demand, anticipated end of product life and production requirements.

OTHER LONG LIVED ASSETS — The Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Exclusive License associated with the Microsemi Inc. (“Microsemi”) asset acquisition was valued at $56,861, was ascribed a perpetual life and is subject to evaluation annually for impairment. The Exclusive License associated with the Dynamac Strategic agreement discussed below in Note 13 was valued at $350,000, the contract price, has an unlimited contractual life and is also subject to evaluation annually for impairment. The Company also assesses these assets for impairment based on their future cash flows. Management has determined that there was no impairment charge to be recorded for the year ended June 30, 2015 and the three months ended September 30, 2015. The Customer Lists and Non-Compete agreements associated with the Microsemi asset acquisition were ascribed useful lives of 7 and 5 years respectively. Amortization expense recorded for these intangible assets was $3,878 and $3,878 for the three months ended September 30, 2015 and 2014, respectively.

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

RESEARCH AND DEVELOPMENT EXPENSES — The Company charges the cost of research and development to operations when incurred.

REVENUE RECOGNITION  — As required, Microphase has adopted the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” which provides guidelines on applying generally accepted accounting principles to revenue recognition based on interpretations and practices of the SEC. The Company recognizes revenue when products are shipped and title passes to the customer.

PRINCIPLES OF CONSOLIDATION — The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

EARNINGS (LOSS) PER SHARE — Basic earnings (loss) per share (“EPS”) is determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities (such as stock options, preferred stock subsequent to October 4, 2014, and convertible securities) outstanding under the treasury stock method. On October 4, 2014 the shareholders approved a convertible feature in preferred stock, such preferred stock at par value convertible into common shares at agreed upon market value. For the Three Months Ended September 30, 2015 fully diluted shares outstanding were based upon a conversion price of $2.00 for the convertible feature in preferred stock.

Recent Accounting Pronouncements—The Company is evaluating several pronouncements issued by the FASB which may result in the adoption by the Company of these standards in upcoming accounting periods as follows:

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

- ASU 2014-15 - Presentation of Financial Statements Going Concern (Subtopic 20540): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern to be effective for Annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016; which for us would be our fiscal 2018 and although early adoption is permitted for this standard, the Company has not adopted nor determined its applicability.

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

In April 2014, the FASB issued an accounting standards update that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement and continuing cash flows with discontinued operations. This standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is to be applied prospectively and is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which for us is our fiscal 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this standard in the current year has not and is not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 2 — SUPPLEMENTAL CASH FLOW INFORMATION

	For the three months ended September 30,
	2015	2014
Statement of Operation Information:	(Unaudited)	(Unaudited)

Cash paid for state taxes	$1,850	$-

Interest Paid (net interest income)	$51,233	$47,528

Non Cash Investing and Financing Activities:

Assets acquired with debt financing	$-	$300,000

NOTE 3 — INVENTORIES CONSIST OF THE FOLLOWING:

	September 30, 2015	June 30, 2015
	(unaudited)
	Amount	Amount
Raw materials	$431,984	$402,761
Work-in-process	444,276	486,254
Reserve	(37,000)	(37,000)
Total	$839,260	$852,015

The inventory reserve was increased by $25,000 in our west division and reduced by $10,000 in our east division during the year ended June 30, 2015. No changes were made to the inventory reserve for the three months ended September 30, 2015.

NOTE 4 — PROPERTY AND EQUIPMENT:

Property and equipment was comprised of the following:

	September 30, 2015	June 30, 2015
	(unaudited)
Leasehold Improvements	$40,288	$8,290
Computers, machinery & equipment	3,198,864	3,194,943
Furniture and fixtures	122,350	122,350
Transportation equipment	40,438	40,438
Property held under capital leases	56,013	56,013
	3,457,953	3,422,034
Less: accumulated depreciation and amortization	(3,247,263)	(3,227,874)
Total	$210,690	$194,160

Depreciation expense was $19,389 and $18,675 in the three months ended September 30, 2015 and 2014, respectively.

NOTE 5 — ACCRUED AND OTHER EXPENSES:

Accrued expenses were comprised of the following:

	September 30, 2015	June 30, 2015
	(unaudited)
Salaries, wages and other compensation, including $332,815 to related parties at September 30, 2015 (unaudited) and June 30, 2015, respectively	$732,191	$678,729
Royalties	217,922	190,924
Professional fees	186,044	135,000
Commissions	37,936	37,936
Other miscellaneous accruals	23,431	63,354

	$1,197,524	$1,105,943

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

The Company has long term debt with fixed interest rates, the carrying amount of which may be different from fair value as of September 30, 2015 and June 30, 2015. The Company decided that it is not practical to estimate the fair value of these financial instruments on the basis that they are held-to-maturity debts which have no immediately available market information on the fair value and the cost of making assumptions and applying estimation methodologies to assess the fair value estimates exceeds the benefit. Information pertinent to estimating the fair value such as carrying amount, effective interest rate, maturity and repayment term are disclosed in Notes 7, 8, 9 & 10.

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

Marketable securities, classified as available-for-sale securities, are measured at fair market value (Level 1) on a recurring basis as of June 30, 2015 amounted to $200,000. The amount at September 30, 2015 was $162,933.

NOTE 7 — REVOLVING CREDIT LINE

	September 30, 2015	June 30, 2015
	(unaudited)
The Company entered into a revolving loan agreement with Gerber Finance, Inc. (“Gerber”) in February of 2012 for a maximum of $1,500,000, which was amended to $1,150,000 in November of 2013. As of September 30, 2015 this line is negotiated to increase to $1,400,000. Under this agreement, the Company can receive funds based on a borrowing base, which consists of various percentages of accounts receivable, inventory, a restricted cash account held by Gerber, and equipment. In connection with this agreement, the Company is subject to an annual facility fee (1.75%) on each anniversary, monthly collateral monitoring fees of $1,500 and other fees, plus interest currently at the rate of 7%.	$1,225,466	$1,013,406

The interest expense on this loan for the three months ended September 30, 2015 and 2014 was $27,433 and $28,000, respectively and the fees for 2015 and 2014 were $9,710 and $4,500, respectively. The effective interest rate for 2015 and 2014 was 9.64% & 15.67%, respectively.

There are financial covenants set forth in the Gerber agreement of February 3, 2012 and as amended on February 24, 2012. The covenants, covering among other things tangible net worth and net loss, were not effective until September 30, 2012. The Company has not received notice of default since curing its financial reporting covenants in January, 2015.

Approximate Value of collateral at balance sheet dates —

	September 30, 2015	June 30, 2015
	(unaudited)

Inventories	$839,260	$852,015
Accounts Receivable	1,105,650	881,221
	$1,944,910	$1,733,236

NOTE 8 — Equity Lines of Credit

The Company had previously guaranteed the payment of an Equity Line of Credit with Wells Fargo Bank totaling up to $250,000, the proceeds of which the Company received from a concurrent loan from Edson when the credit line was funded on August 15, 2008. As of June 30, 2015, this first line of credit had $250,000 available, secured by residential real estate owned by the former vice president, of which $232,466 was outstanding, with an interest rate of 3.35%. As of September 30, 2015, this line of credit has $250,000 available, secured by residential real estate owned by the former vice president, of which $228,416 is outstanding, with an interest rate of 3.35%.

The Company charged operations $1,940 and $2,040 for interest on this line of credit in the quarters ended September 30, 2015 and 2014, respectively.

Effective June 30, 2014, the Company also has guaranteed to its president, and a general member of MHC, the majority shareholder, individually as signatory’s, the repayment of a second Equity Line of Credit with Wells Fargo Bank. As of June 30, 2015 the second line of credit had $150,000 available, secured by the president’s principal residence, of which $119,531 was outstanding, with an interest rate of 3.0%. As of September 30, 2015, this line of credit has $150,000 available, secured by the president’s principal residence, of which $114,491 is outstanding, with an interest rate of 3.00%.

The Company charged operations $910 and $1,005 for interest on this line of credit in the quarters ended September 30, 2015 and 2014, respectively.

Note 9 — Related Party Transactions

mPhase Technologies, Inc. (“mPhase”) — The Company has some common management and common significant shareholders with mPhase and had owned a total of 42,793,354 shares of this publicly-traded company. As of June 30, 2014, the shares were transferred to two officers as partial payment of loans due to them by the Company; the transfer was valued at $34,235 based upon the closing trading price for these shares on that date and has not held any ownership interest in mPhase since.

The Company sublet office space to mPhase until March 31, 2015. As of June 30, 2015, mPhase owed the Company $28,045. Rent expense was $0 and $9,525 for the quarters ended September 30, 2015 and 2014, respectively. At September 30, 2015, mPhase owed the Company $30,295.

Notes Payable — Related Parties:

	September 30, 2015	June 30, 2015
	(unaudited)
Officers and Stockholders:
Payable in monthly payments of $2,000 as revised, including interest at 6% through September, 2017, of which $180,000 was converted into 1,800 shares of preferred stock during Fiscal Year Ended June 30, 2015.	$44,925	$44,258
Former Employee:
Payable in monthly payments of $7,600 as revised, including interest at 6% through September, 2017 of which $170,000 was converted into 113,333 shares of common stock during Fiscal Year Ended June 30, 2015.	$171,141	168,599
Stockholders:
Two notes payable to individuals with monthly payments of $2,715 and $2,750 as revised, including interest at 6% through September, 2017	$122,965	121,140
Other Related Parties:
Payable in monthly payments of $875 as revised, including interest at 6% through September, 2017	$19,345	19,058
Two identical notes payable in monthly payments of $2,425 each as revised, including interest at 6% through April, 2017	$108,808	107,191
Total	467,184	460,246
Less: current portion	(227,641)	(169,447)
Long-term portion	$239,543	$290,799

The Company charged operations $6,938 and $15,160 for interest on these loans for the quarters ended September 30, 2015 and 2014, respectively.

Note 10 — Other termed debts

Other termed debts consist of: (i) Long-term Debt, (ii) Capital Leases , & (iii) Extended Payment Arrangements.

Long-term Debt:

	September 30, 2015	June 30, 2015
	(unaudited)
People's General Bank
Overdraft protection credit line loan; up to $20,000 available at June 30, 2015, with minimum payments based upon a twenty four month payout from most recent utilization, or $215 plus interest at June 30, 2015.	$6,931	$7,542
Ford Credit Company:
Payable in monthly payments of $499, including interest at 4.90% through April, 2019 secured by transportation equipment.	$19,657	$20,904
Total	$26,588	$28,446
Less: current portion	(12,012)	(12,623)
Long-term portion	$14,576	$15,823

The Company charged operations $533 and $738 in interest on these loans for the quarters ended September 30, 2015 and 2014, respectively.

Capital Leases:

The Company is the lessee of equipment under capital leases expiring through March, 2016. The assets are recorded at the fair market value as of the date of the leases. The assets are amortized over their estimated productive lives. Amortization is included in depreciation expense.

	September 30, 2015	June 30, 2015
	(unaudited)
The following is a summary of property held under capital leases:
Property held under capital leases	$56,013	$56,013
Less: accumulated amortization	(41,076)	(38,276)
Net property under capital leases	$14,937	$17,737

	September 30, 2015	June 30, 2015
	(unaudited)
The following is a summary of balances due under capital leases:
Total minimum lease payments	$8,340	$12,510
Less: amount representing interest	(213)	(449)
Present value of net minimum lease payments	8,127	12,061
Less: current portion	(8,127)	(12,061)
Long-term portion	$-	$-

Interest expense charged to operations under capital leases was $324 and $623 for the quarters ended September 30, 2015 and 2014, respectively.

Extended Payment arrangements:

The Company is responsible for paying a former employee, disability benefits under a prior self-insured plan, through April, 2019. The plan requires monthly payments until the participant attains age 65. Interest has been imputed on this obligation at 5%.

	September 30, 2015	June 30, 2015
	(unaudited)
Total of extended disability benefits	$33,719	$36,152
Less: amount representing interest	(2,876)	(3,316)
Present value of disability benefits	30,843	32,836
Less: current portion	(7,970)	(7,970)
Long-term portion	$22,873	$24,866

Interest expense charged to operations for the extended disability payments was $402 and $498 for the quarters ended September 30, 2015 and 2014, respectively.

Summary totals for Other termed debts consist of: (i) Long-term Debt, (ii) Capital Leases , & (iii) Extended Payment Arrangements.

	September 30, 2015	June 30, 2015
	(unaudited)
Total minimum long term debt, capital lease & extended disability payments	$65,558	$73,343
Less: current portion	(28,109)	(32,654)
Long-term portion	$37,449	$40,689

Note 11 — Stockholders’ Equity:

Microphase Corporation has authorized capital of 7,800,000 shares of common stock with no par value and 200,000 shares of preferred stock with $100 par value per share, with 6% cumulative dividends when declared.

On October 4, 2014, at a special meeting of the shareholders of the Company, the shareholders approved amendments to the Certificate of Incorporation of the Company to: (1) Increase its authorized common stock from 4,800,000 shares of common stock without par value to 50,000,000 shares of common stock without par value; for economic reasons the Board of Directors has implemented an increase to 7,800,000 shares; (2) increase its authorized preferred stock from 200,000 shares, $100 par value per share, to 2,000,000 shares of 6% convertible preferred stock, for economic reasons this increase in quantity of authorized preferred share has yet to be implemented, $100 par value per share. Each outstanding and hereafter issued share of the preferred stock will: i) continue to be entitled to a cash dividend, payable quarterly on the last business day of each fiscal quarter of the Company, commencing with the fiscal quarter ended December 31, 2014, if and when declared by the Company’s board of directors (the “Board”) . These dividends will be cumulative, will accrue if not declared by the Board, and must be paid before any dividends or other distributions are made to the common shareholders, be entitled, on liquidation of the Company, to receive $100 per share plus accrued dividends before any distributions are made to the common shareholders, be convertible at the option of the holder into common stock of the Company at a price agreeable to the holders of the preferred stock.

Common Stock

During the three months ended September 30, 2014, the Company issued 125,098 shares of its common stock to accredited investors in private placements of its common stock to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, which included 32,098 shares to finders and after $16,450 of placement fees, generated $169,550 net proceeds to the Company.

During the three months ended September 30, 2015, the Company issued no shares of its common stock.

Preferred Stock

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

During the three months ended September 30, 2015 and 2014, the Company issued no shares of its preferred stock.

In December 2014, the Board declared $494,735 of dividends on preferred shares outstanding as of September 30, 2014 and authorized the payment in 329,825 shares common stock using a conversion rate of $1.50 per share, charging an additional $164,193 to retained deficit for the loss on the settlement of the dividend payable.

As of September 30, 2015, 26,943 preferred shares are outstanding and cumulative undeclared dividends on preferred stock are $156,516.

Reserved Shares

The Board approved the implementation of the 2015 stock option plans, reserving 250,000 shares of common stock for this plan. To date no options to acquire shares of common stock have been granted.

F- 14

Note 12 — Major Customers and Segments:

The Company had two customers during the year ended June 30, 2015 which each accounted for more than 10% of sales.

The Company recorded sales of $3,689,132 with the two customers during the year ended 2015. These sales represented 45% of total sales for the fiscal year. At June 30, 2015 these customers owed $383,464 to the Company.

The Company recorded sales of $1,428,581 and $1,151,407, with three and four customers, for the three months ended September 30, 2015 and 2014, respectively. These sales represent 58% and 68% of sales for the three months ended September 30, 2015 and 2014, respectively. At September 30, 2015, those 3 customers owed the Company $707,301.

Sales to U.S. customers represented 86% of sales in fiscal 2015. Sales to U.S. customers represented 86% and 88% of sales for the three months ended September 30, 2015 and 2014, respectively.

Note 13 — Commitments and Contingencies:

In connection with the Microsemi acquisition, the Company signed a lease for 4,000 square feet of space at Microsemi’s facility in Folsom, CA. The initial terms of the lease were $8,400 per month rent with a term of one year. The commitment for fiscal 2014 was $75,600. The lease was renegotiated in April 2014 with a new rent of $7,000 per month beginning in June 2014. The lease was renegotiated again in February 2015 with new rent of $8,500 per month from February 1, 2015 to June 30, 2015, then $10,000 per month from July 1, 2015 to December 31, 2015, and then $12,000 per month from January 1, 2016 to June 30, 2016. The end of the lease is currently June 2016. The commitment for fiscal year 2015 is $91,500.

Beginning November 27, 2013 through April 17, 2015, the Company leased back a portion of the building it previously owned for $10,103 per month. The rent expense for the period November 27, 2013 to June 30, 2014 was $79,721. Under the terms of the lease, either party could terminate the lease with 90 days prior notice. This lease was terminated and the Company moved to Shelton, Connecticut on April 21, 2015, to a facility with 15,000 square feet with monthly rent of $15,000, for a 7-year term with annual escalations of 3%.

The Company has employment contracts with four executives with total annual salaries of $720,000 plus Company benefits. Two of the contracts are at will and two continue to February 2018. The Company also has a consulting contract with its General Manager for $192,000 per year plus certain benefits which continues until terminated by either party.

The Company leases 4 vehicles under operating leases expiring in 2016 through 2018. As of September 30, 2015 the future minimum rental payments for fiscal 2016 are $36,541.

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

On August 8, 2014, the Company signed a strategic partnership agreement with Dynamac, Inc. to develop, manufacture and market a portfolio of low cost RF/Microwave and Millimeter-wave calibrated test probes and related universal test platforms. The Company agreed to pay a one-time licensing and rights fee of $350,000 of which $50,000 was paid in the first quarter of fiscal 2015, and the remaining $300,000 was originally due in the second quarter. The Company also agreed to pay a 25% royalty fee based on the list price of each product sold by the Company. The Company has a first right of refusal to purchase the product line for $2.5 million for 3 years from the date of the agreement. The Company is presently renegotiating payment terms, royalty rates and entity structure, as well as the expected delivery date of the initial proto-type products.

F- 15

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

The Company has been selling the same products to the same customers for many years. While every product order is manufactured to each customer’s specifications, the overall product offering has not changed. The Company believes it will need to introduce new products to the market in order to grow sales and its strategy for doing so is outlined on page 4 in the paragraph titled “Current Status and Management’s Plans.” The Company has been addressing the working capital shortage by raising additional debt from insiders, by executing private placements of common stock, and by its debt facility with Gerber Finance, Inc.

ACQUISITIONS

The Company is responding to the decrease in the defense budget by pursuing acquisitions of companies or product lines which are similar and/or related to existing product lines. In March of 2013 the Company acquired the assets of a DLVA manufacturing business in Folsom, California from Microsemi Corp. for $100,000 in cash plus a $650,000 note with payments through December 2014. That business, which we operate as a division and is referred to as “Microphase West”, contributed $2,112,922 in revenues and net operating losses of ($169,634) in fiscal 2015 and $552,150 in revenues and net operating losses of ($89,418) in the first quarter ended September 30, 2015.

On July 9, 2014, the Company executed a securities purchase agreement with AmpliTech Group Inc. of Bohemia, N.Y. to purchase, as amended, 8,666,666 AmpliTech common shares at $0.023 per share for a total purchase price of $200,000. The purchase price was made up of two installments of $100,000. To date the investment has been a passive investment in the public stock of the AmpliTech.

On August 8, 2014, the Company signed a strategic partnership agreement with Dynamac, Inc. to develop, manufacture and market a portfolio of low cost RF/Microwave and Millimeter-wave calibrated test probes and related universal test platforms. The Company agreed to pay a one-time licensing and rights fee of $350,000 of which $50,000 was paid in the first quarter of fiscal 2015, and the remaining $300,000 was originally due in the second quarter. The Company also agreed to pay a 25% royalty fee based on the list price of each product sold by the Company. The Company has a first right of refusal to purchase the product line for $2.5 million for 3 years from the date of the agreement. The Company is presently renegotiating payment terms, royalty rates and entity structure, as well as the expected delivery date of the initial proto-type products.

THREE MONTHS ENDED SEPTEMBER 30, 2015 VS. SEPTEMBER 30, 2014

Revenues.   Total revenues for the three months ended September 30, 2015 were $2,451,855, up from $1,929,183, in 2014, an increase of $522,672 or 27%. The revenue increase for the current period was primarily due an increase in sales to three major customers, and an increase in sales to a major foreign customer as a result of the restart of an existing program. The increase in sales to domestic customers was $418,976 and the increase to foreign customers was $103,696. The increase in sales is also partially due to the Company being able to purchase the parts necessary to complete and ship more orders compared to the period in 2014 when it was not able to source all the parts needed due to cash constraints.

Cost of sales.   Cost of sales increased $310,128 for the three months ended September 30, 2015 from $1,105,055 in 2014 to $1,415,183, an increase of 28%. This increase in cost of sales is primarily due to the increase in revenues. The gross profit margin for the 2014 period was 43% and for 2015 was 42%. The decrease in gross margin was primarily due to an increase in cost of goods sold due to an inventory adjustment at Microphase West.

General and Administrative Expenses.   Selling, general and administrative expenses were $683,230 for the three months ended September 30, 2014 compared to $703,000 for the three months ended September 30, 2015, an increase of $19,770 or 3%. SG&A expenses increased primarily due to increased expenses in connection with going public including D&O insurance premiums and investor relations and also due to increased compensation expense at Microphase West.

Engineering and Research Expenses.   Engineering and research expenses for the three months ended September 30, 2015 were down from $207,243 to $206,314 in the same period in 2014, a decrease of $929, or 0.5%. Engineering and research expenses were essentially flat year over year.

Non-operating Income (Loss).   Non-operating income (loss) was $2,250 in the three months ended September 30, 2014 and the same in 2015. This is from the lease of a vehicle to mPhase Technologies, Inc.

Interest (Expense and Credit costs) net.   Interest expense and credit costs decreased from $62,688 during the three months ended September 30, 2014 to $58,171 for the current period in 2015, a decrease of $4,517. The lower interest costs in 2015 are primarily the result of the lower debt levels of the loans by related parties.

Net Income.  The Company recorded net income of $70,387 for the three months ended September 30, 2015 as compared to a loss of ($126,783) for the same period ended September 30, 2014, an improvement of $197,170. The primary factor for this improvement is the increase in revenues. This represents basic income per common share of $0.015 in 2015 as compared to a loss per common share of ($0.036) in 2014, based upon basic weighted average common shares outstanding during the three month periods ending September 30, 2015 and September 30, 2014 of 4,775,306 and 3,510,033 respectively. This represents diluted income per common share of $0.011 in 2015 as compared to a loss per common share of $(0.36) in 2014, based upon diluted weighted average common shares outstanding during the same periods, of 6,122,456 and 3,510,033, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Through the three months ended September 30, 2015, the Company reported net income of $70,387 and had cash and cash equivalents of $198,371. At September 30, 2015, we had an accumulated deficit of $12,784,833. At September 30, 2015, the Company had a working capital deficit of $1,464,844 as compared to a working capital deficit of $1,468,082 as of June 30, 2015, a decrease of $3,238 in the deficit. Our financial condition raises substantial doubt that we will be able to continue as a “going concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of June 30, 2015 when we had an accumulated deficit of $12,855,220 and a working capital deficit of $1,468,082.

During the three month period in 2015 the cash used in operating activities was ($87,988), primarily because of net income of $70,387, which was offset by an increase in accounts receivable of $224,429, a decrease in accounts payable of $61,823, and an increase in amounts due from related parties of $2,250. Cash provided by operating activities increased due to depreciation and amortization of $23,266, to a decrease in inventory of $12,755, and to an increase in accrued expenses of $98,519.

During the three month period in 2014 the cash from operating activities was $217,101, primarily because of the loss of ($126,783) was supplemented by a reduction in accounts receivable of $362,229, depreciation and amortization of $22,552, a decrease in inventory of $20,092, a decrease in amounts due from related parties of $2,422, and an increase in accrued expenses of $91,802. Cash provided by operating activities was reduced by a decrease in accounts payable of $85,114, and a decrease in customer deposits of $35,370.

Cash (Used In) Investing Activities consisted of the purchase of $35,919 of fixed assets during the three month period in 2015 as compared to a $200,000 investment in Amplitech common stock and a $50,000 payment on the Dynamac co-venture during the three month period in 2014.

The Company has financed its operations in recent years primarily through a debt facility with a financial firm, loans from officers and related parties and since April of 2013 the private placement of common stock to accredited investors.

During the three months ended September 30, 2015, the Company did not issue any shares of its common stock. During the three months ended September 30, 2014, the Company issued 125,098 shares of its common stock to accredited investors in private placements of its common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended, which included 32,098 shares to finders. The issuance generated $169,550 net proceeds to the Company after $16,450 of placement fees.

The Company entered into a revolving credit facility with Gerber Finance, Inc. (“Gerber”) in 2012 with a maximum for this line, as amended, of $1,400,000. The outstanding balance as of September 30, 2015 was $1,225,466 and as of June 30, 2015 was $1,013,406. Under this agreement the Company receives funds based on a borrowing base which consists of various percentages of certain assets. The current interest rate is 7% and there is an annual facility fee of 1.75% plus monthly collateral monitoring fees of $1,500 and other fees.

Financing activities provided $195,185 during the three month period in 2015, primarily from the increased borrowings of $212,060 from our line from Gerber, reduced by debt service of $9,090 for our equity lines, $1,858 for long term debt, $3,934 capital leases and $1,993 for payments for extended term arrangement. For the same period in 2014 financing activities (used) $282,012 of our funds, which consisted primarily of $169,550 proceeds from private placements, discussed above, reduced by debt service of $4,125 for our equity lines, $2,932 for long term debt, $3,629 capital leases, $1,113 for payments for extended term arrangement, $3,155 for related parties as well as $256,608 of payments on the Gerber line and a $180,000 pay down of acquisition notes.

CURRENT STATUS AND MANAGEMENT’S PLAN OF OPERATIONS

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

The Company anticipates that over the next eighteen months it may need between $1,000,000 and $3,000,000 of additional capital to implement our plan of operations. We have continued to improve operations relating to our legacy products, which has resulted in increased sales volume and a net profit in the current quarter. We may also need to issue shares of the Company’s common stock to maintain and fund the existing strategic alliances, product partnering and those targeted acquisitions the Company believes it can integrate in a productive manner. Having integrated the business that we acquired from Microsemi Corp., now known as Microphase West, we plan to finalize and implement our strategic partnership with Dynamac to develop, manufacture and market a portfolio of low cost RF/Microwave and Millimeter-wave calibrated test probes and related universal test platforms. We will also continue to develop and work on additional strategic opportunities.

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

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “ Income Tax ”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

OFF BALANCE SHEET TRANSACTIONS

As of November 1, 2015, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2015.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2015, filed with the SEC on September 28, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares were issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .

There has been no default in the payment of principal, interest sinking or purchase fund installment, or any other material default, with respect to indebtedness of the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION ..

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

MICROPHASE CORPORATION

Dated: November 9, 2015	By:	/s/ Necdet Ergul
	Name:	Necdet Ergul
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Ashman
	Name:	James Ashman
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

