Form 10-Q
period 2015-12-31
Microphase Corp
filed 2016-02-16
CIK 1574969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

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

As of February 16, 2016, there were 5,696,039 shares outstanding of the registrant’s common stock.

MICROPHASE CORPORATION

MICROPHASE CORPORATION

Consolidated Balance Sheets

	December 31,	June 30,
	2015	2015
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$263,573	$127,093
Accounts receivable, net of allowance of $5,000 on December 31, 2015 and June 30, 2015	1,012,859	881,221
Inventory	792,779	852,015
Due from related parties	32,545	28,045
Prepaid and other current assets	40,084	38,906
TOTAL CURRENT ASSETS	2,141,840	1,927,280
Property and equipment, net	202,407	194,160
OTHER ASSETS
Cash – restricted	100,000	100,000
Intangible assets	466,500	474,255
Investments	182,000	200,000
Other assets	43,479	43,479
TOTAL OTHER ASSETS	791,979	817,734
TOTAL ASSETS	$3,136,226	$2,939,174

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Credit Facility – Revolving Loan	$1,179,800	$1,013,406
Accounts payable	293,840	421,915
Accrued expenses	1,109,217	1,105,943
Notes Payable – Related Parties, current portion	140,652	169,447
Asset Acquisition Note(s) Payable	300,000	300,000
Equity Lines of Credit-current portion	37,659	351,997
Other termed debts – current portion	19,848	32,654
TOTAL CURRENT LIABILITIES	3,081,016	3,395,362
Other termed debts, net of current portion	31,503	40,689
Notes Payable – Related Parties, net of current portion	310,119	290,799
Equity Lines of Credit, net of current portion	296,158	-
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
6% cumulative preferred stock, $100 par value, 200,000 shares authorized, 15,382 and 26,943 shares issued and outstanding on December 31, 2015 and June 30, 2015, respectively	1,538,200	2,694,300
Common stock, no par value 7,800,000 shares authorized, 5,696,039 and 4,775,306 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	8,432,633	6,976,533
Additional Paid In Capital	2,432,111	2,396,711
Accumulated other comprehensive loss	(18,000)	-
Accumulated Deficit	(12,967,514)	(12,855,220)
TOTAL STOCKHOLDERS’ DEFICIT	(582,570)	(787,676)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,136,226	$2,939,174

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended
	December 31,
	2015	2014

Revenues	$2,598,219	$1,849,895
Cost of Sales	1,347,348	1,138,463
Gross Profit	1,250,871	711,432
Selling, General and Administrative Expenses (including non-cash stock related charges of $335,400 and $630,000 for the three months ended December 31, 2015 and 2014)	1,067,780	1,234,908
Engineering and Research expenses (including non-cash stock related charges of $0 and $80,000 for the three months ended December 31, 2015 and 2014)	261,150	293,386
Non-operating Expense	(6,018)	(1,232)
Interest (Expense and Credit costs) net	(59,287)	(56,901)
(Loss) on Settlement of Liabilities (including $218,836, loss on settlement of liabilities with related parties)	-	(223,866)
Loss From Operations, before Income Tax Expense	(143,364)	(1,098,861)
Income Tax Expense	(39,317)	(250)
Net Loss	$(182,681)	$(1,099,111)
Preferred dividends declared and settled in common stock, including $164,913 loss on settlement of dividend payable	-	(659,649)
Net Loss available to common shareholders	$(182,681)	$(1,758,760)
Basic & Diluted Net Loss per share:	$(0.04)	$(0.45)
Weighted Average Number of Shares Outstanding:
Basic & Diluted	4,935,433	3,930,679

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Consolidated Statements of Operations

(unaudited)

	For The Six Months Ended
	December 31,
	2015	2014

Revenues	$5,050,074	$3,779,078
Cost of Sales	2,762,531	2,243,518
Gross Profit	2,287,543	1,535,560
Selling, General and Administrative Expenses (including non-cash stock related charges of $335,400 and $630,000 for the six months ended December 31, 2015 and 2014)	1,770,780	1,918,138
Engineering and Research expenses (including non-cash stock related charges of $0 and $80,000 for the six months ended December 31, 2015 and 2014)	467,464	500,629
Non-operating Income (Loss)	(3,768)	1,018
Interest (Expense and Credit costs) net	(117,458)	(119,589)
(Loss) on Settlement of Liabilities (including $218,836, loss on settlement of liabilities with related parties)	-	(223,866)
Loss From Operations, before Income Tax Expense	(71,927)	(1,225,644)
Income Tax Expense	(40,367)	(250)
Net Income Loss	$(112,294)	$(1,225,894)
Preferred dividends declared and settled in common stock, including $164,913 loss on settlement of dividend payable	-	(659,649)
Net Loss available to common shareholders	$(112,294)	$(1,885,543)
Basic & Diluted Net Loss per share:	$(0.02)	$(0.52)
Weighted Average Number of Shares Outstanding:
Basic & Diluted	4,856,250	3,592,142

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For The Three Months Ended
	December 31,
	2015	2014

Net Loss	$(182,681)	$(1,099,111)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	19,067	(29,466)
Total comprehensive income (loss)	$(163,614)	$(1,128,577)

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For The Six Months Ended
	December 31,
	2015	2014
	(unaudited)	(unaudited)
Net Loss	$(112,294)	$(1,225,894)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	(18,000)	(48,333)
Total comprehensive income (loss)	$(130,294)	$(1,274,227)

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Statement of Changes in Stockholders’ Deficit

For the Six Months ended December 31, 2015

(unaudited)

	Preferred Stock		Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Loss	Deficit	Amount

Balance, June 30, 2015	26,943	$2,694,300	4,775,306	$6,976,533	$2,396,711	$-	$(12,855,220)	$(787,676)

Unrealized investment loss during the Six Months Ended December 31, 2015						(18,000)		(18,000)

Issuance of common stock and options for services			150,000	300,000	35,400			335,400

Conversion of preferred stock into Common Stock	(11,561)	(1,156,100)	770,733	1,156,100	-		-	-

Net (Loss) For the Six Months Ended December 31, 2015							(112,294)	(112,294)

Balance, December 31, 2015	15,382	$1,538,200	5,696,039	$8,432,633	$2,432,111	$(18,000)	$(12,967,514)	$(582,570)

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended
	December 31,
	2015	2014

Cash Flow From Operating Activities:
Net Loss	$(112,294)	$(1,225,894)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	46,710	44,929
Non-cash charges relating to issuance of common stock for services	335,400	933,866
Increase (decrease) in allowance for doubtful accounts and inventory reserve	-	8,830
(Gain) on sale of equipment	-	(2,275)
Changes in assets and liabilities:
Accounts receivable	(131,638)	321,835
Inventories	59,236	5,805
Other current assets	(1,178)	47,202
Accounts payable	(128,075)	(4,685)
Accrued expenses	13,180	92,248
Customer deposits	-	(89,634)
Due to/from related parties mPhase & Edson Realty	(4,500)	2,219
Officers wages	-	(29,750)
Net cash provided by operating activities	$76,841	$104,696
Cash Flow (used in ) Investing Activities:
Investments in common stock	-	(200,000)
Purchase of intangible assets	-	(50,000)
(Purchase of) proceeds from-fixed assets	(47,202)	2,275
Net Cash (used in) investing activities	$(47,202)	$(247,725)
Cash Flow provided by (used in) Financing Activities:
Proceeds from issuance of common stock	-	354,550
Proceeds (Repayment) from credit facility, net	166,394	(132,936)
Payments of equity lines of credit	(18,180)	(3,576)
Payments of long-term debt	(12,742)	(925)
Payments on acquisition notes	-	(360,000)
Payments of capital lease obligations	(5,264)	(9,722)
Payments to related parties	(19,381)	(97,486)
Payments of extended term arrangement	(3,986)	(3,795)
Net cash provided by (used in) financing activities	$106,841	$(253,890)
Net increase (decrease) in cash	$136,480	$(396,919)
CASH AND CASH EQUIVALENTS, beginning of period	$127,093	$445,080
CASH AND CASH EQUIVALENTS, end of period	$263,573	$48,161

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ending December 31, 2015 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $12,855,220 and a total stockholders’ deficit of $787,676. As of December 31, 2015, we had an accumulated deficit of $12,967,514 (unaudited) and a total stockholders’ deficit of $582,570 (unaudited). A significant amount of capital will be necessary to sustain, grow and advance our business and these conditions raise substantial doubt about our ability to continue as a going concern, as expressed in our Auditor’s report for the years ended June 30, 2015 and 2014.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) allow the successful wide scale development, deployment and marketing of its products.

PROPERTY AND EQUIPMENT — Are stated at cost. Provision for depreciation and amortization for financial reporting and income tax purposes is made by annual charges to operations principally under the following methods and estimated useful lives:

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

OTHER LONG LIVED ASSETS — The Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Exclusive License associated with the Microsemi Inc. (“Microsemi”) asset acquisition was valued at $56,861, was ascribed a perpetual life and is subject to evaluation annually for impairment. The Exclusive License associated with the Dynamac Strategic agreement discussed below in Note 13 will be valued at the contract price, has an unlimited contractual life, and is also subject to evaluation annually for impairment. The Company also assesses these assets for impairment based on their future cash flows. Management has determined that there was no impairment charge to be recorded for the year ended June 30, 2015 and the six months ended December 31, 2015. The Customer Lists and Non-Compete agreements associated with the Microsemi asset acquisition were ascribed useful lives of 7 and 5 years respectively. Amortization expense recorded for these intangible assets was $3,878 and $7,755 and $3,878 and $7,755 for the three and six months ended December 31, 2015 and 2014, respectively.

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

PRINCIPLES OF CONSOLIDATION — The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries which include Microphase West LLC, as of June 27, 2013, and Microphase Instruments, LLC, as of October 23, 2015. All intercompany accounts and transactions have been eliminated.

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

On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about [the] entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted; which for us would be our fiscal 2017 and although early adoption is permitted for this standard, the Company has not adopted nor determined its applicability.

On July 22, 2015, the FASB issued ASU 2015-11, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method (RIM). For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. For all other entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods thereafter; which for us would be our fiscal 2017 and although early adoption is permitted for this standard, the Company has not adopted nor determined its applicability. Upon transition to this ASU the Company would be required to disclose the nature of and reason for the accounting change.

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

NOTE 2 — SUPPLEMENTAL CASH FLOW INFORMATION

	For the six months ended
	December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Statement of Operation Information:
Cash paid for income taxes	$42,717	$250
Interest Paid (net interest income)	$107,552	$72,573

Non Cash Investing and Financing Activities:
Assets acquired with debt financing	$-	$300,000
Conversion of $15,000 of strategic payables into common stock with beneficial conversion feature interest of $5,000	$-	$20,000
Conversion of $320,000 of related party loans, including $21,043 accrued interest thereon, into 213,333 shares of common stock with beneficial conversion feature interest of $106,666	$-	$426,666
Conversion of $180,000 of related party loans into 1,800 shares of preferred stock with beneficial conversion feature interest of $59,400	$-	$239,400
Conversions of $160,000 of unpaid compensation into 1,600 shares of preferred stock with beneficial conversion feature interest of $52,800	$-	$212,800
Preferred stock dividend, declared on preferred shares held through September 30, 2014, of $494,736 paid through the issuance of 329,825 shares of common stock with beneficial conversion feature interest of $164,913	$-	$659,649
Conversion of 11,516 shares of preferred stock into 770,733 shares of common stock	$1,156,100	$-

NOTE 3 — INVENTORIES CONSIST OF THE FOLLOWING:

	December 31, 2015
	(unaudited)	June 30, 2015
Raw materials	$446,968	$402,761
Work-in-process	382,811	486,254
Reserve	(37,000)	(37,000)
Total	$792,779	$852,015

The inventory reserve was increased by $25,000 in our west division and reduced by $10,000 in our east division during the year ended June 30, 2015. No changes were made to the inventory reserve for the six months ended December 31, 2015.

NOTE 4 — PROPERTY AND EQUIPMENT:

Property and equipment was comprised of the following:

	December 31, 2015
	(unaudited)	June 30, 2015
Leasehold Improvements	$40,288	$8,290
Computers, machinery & equipment	3,210,147	3,194,943
Furniture and fixtures	122,350	122,350
Transportation equipment	40,438	40,438
Property held under capital leases	56,013	56,013
	3,469,236	3,422,034
Less: accumulated depreciation and amortization	(3,266,829)	(3,227,874)
Total	$202,407	$194,160

Depreciation expense was $19,566 and $18,499 during the three months ended December 31, 2015 and 2014, respectively.

Depreciation expense was $38,955 and $37,174 during the six months ended December 31, 2015 and 2014, respectively.

NOTE 5 — ACCRUED AND OTHER EXPENSES:

Accrued expenses were comprised of the following:

	December 31, 2015
	(unaudited)	June 30, 2015
Salaries, wages and other compensation, including $357,815 to officers and affiliates at December 31, 2015 (unaudited) and June 30, 2015, respectively	$706,940	$678,729
Royalties	195,818	190,924
Professional fees	122,280	135,000
Commissions	37,936	37,936
Other miscellaneous accruals	46,243	63,354
	$1,109,217	$1,105,943

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

The Company has long term debt with fixed interest rates, the carrying amount of which may be different from fair value as of December 31, 2015 and June 30, 2015. The Company decided that it is not practical to estimate the fair value of these financial instruments on the basis that they are held-to-maturity debts which have no immediately available market information on the fair value and the cost of making assumptions and applying estimation methodologies to assess the fair value estimates exceeds the benefit. Information pertinent to estimating the fair value such as carrying amount, effective interest rate, maturity and repayment term are disclosed in Notes 7, 8, 9 & 10.

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

Marketable securities, classified as available-for-sale securities, are measured at fair market value (Level 1) on a recurring basis as of June 30, 2015 amounted to $200,000. The amount at December 31, 2015 was $182,000.

NOTE 7 — REVOLVING CREDIT LINE

	December 31, 2015	June 30, 2015
	(unaudited)
The Company entered into a revolving loan agreement with Gerber Finance, Inc. (Gerber) in February of 2012 for a maximum of $1,500,000, which was amended to $1,150,000 in November of 2013. As of December 31, 2015 this line is negotiated to increase to $1,400,000. Under this agreement, the Company can receive funds based on a borrowing base, which consists of various percentages of accounts receivable, inventory, a restricted cash account held by Gerber, and equipment. In connection with this agreement, the Company is subject to an annual facility fee (1.75%) on each anniversary, monthly collateral monitoring fees of $1,500 and other fees, plus interest currently at the rate of 7.25%	$1,179,800	$1,013,406

The interest expense for the three months ended December 31, 2015 and 2014, respectively, was $30,055 and $22,943, and the fees for the same period ended December 31, 2015 and 2014 were $10,067 and $4,500. The interest expense for the six months ended December 31, 2015 and 2014, respectively was $57,488 and $50,943, and the fees for the same period ended December 31, 2015 and 2014 were $19,777 and $9,000. The effective annualized interest rate for the six months ended December 31, 2015 was 10.25% and for same six months in 2014 was 11.84%.

There are financial covenants set forth in the Gerber agreement of February 3, 2012 and as amended on February 24, 2012. The covenants, covering among other things tangible net worth and net loss, were not effective until September 30, 2012. The Company has not received notice of default since curing its financial reporting covenants in January, 2015.

Approximate Value of collateral at balance sheet dates —

	December 31, 2015	June 30, 2015
	(unaudited)

Inventories	$792,779	$852,015
Accounts Receivable	1,012,859	881,221
Total	$1,805,638	$1,733,236

NOTE 8 — EQUITY LINES OF CREDIT

The Company had previously guaranteed the payment under the terms of an assumption agreement, as amended, of an Equity Line of Credit with Wells Fargo Bank totaling up to $250,000, the proceeds of which the Company received from a concurrent loan from Edson Realty Inc. which was a related party-owned realty holding company at the time the credit line was funded on August 15, 2008. As of June 30, 2015, this first line of credit had $250,000 available, secured by residential real estate owned by a former COO of the Company, of which $232,466 was outstanding, with an interest rate of 3.35%. As of December 31, 2015, this line of credit has $250,000 available, of which $224,366 is outstanding, with an interest rate of 3.35%.

The Company charged operations $1,919 and $2,035 for interest on this line of credit in the three months ended December 31, 2015 and 2014, respectively. The Company charged operations $3,859 and $4,075 for interest on this line of credit in the six months ended December 31, 2015 and 2014, respectively.

Effective June 30, 2014, the Company also has guaranteed to the CEO, under the terms of an assumption agreement, as amended, the repayment of a second Equity Line of Credit with Wells Fargo Bank. The Company received working capital loans from the CEO which were from funds drawn against this Equity Line of Credit. As of June 30, 2015 the second line of credit had $150,000 available, secured by the CEO’s principal residence, of which $119,531 was outstanding, with an interest rate of 3.0%. As of December 31, 2015, this line of credit has $150,000 available, of which $109,451 is outstanding, with an interest rate of 3.00%.

The Company charged operations $852 and $968 for interest on this line of credit in the three months ended December 31, 2015 and 2014, respectively. The Company charged operations $1,762 and $1,973 for interest on this line of credit in the six months ended December 31, 2015 and 2014, respectively.

NOTE 9 — RELATED PARTY TRANSACTIONS

mPhase Technologies, Inc. (“mPhase”) — The Company has had, up and until February 2015, some common management and common significant shareholders with mPhase and had owned a total of 42,793,354 shares of this publicly-traded company. As of June 30, 2014, the shares were transferred to two officers at that time, the CEO and the former COO, as partial payment of working capital loans due to them by the Company; the transfer was valued at $34,235 based upon the closing trading price for these shares on that date and the Company has not held any ownership interest in mPhase since.

The Company sublet office space to mPhase until March 31, 2015. As of June 30, 2015, mPhase owed the Company $28,045. Rent expense was $0 and $9,525 for the quarters ended December 31, 2015 and 2014, respectively. At December 31, 2015, mPhase owed the Company $30,295.

Notes Payable — Related Parties:
	December 31, 2015	June 30, 2015
	(unaudited)
Officers and Stockholders:
Payable in monthly payments of $700 as revised, including interest at 3% through April, 2019, of which $180,000 was converted into 1,800 shares of preferred stock during Fiscal Year Ended June 30, 2015. The monthly payment amount increases by $100 every 4 months, per the revised schedule.	$44,789	$44,258
Former Employee:
Payable in monthly payments of $2,450 as revised, including interest at 3% through April, 2019 of which $170,000 was converted into 113,333 shares of common stock during Fiscal Year Ended June 30, 2015. The monthly payment amount increases by $350 every 4 months, per the revised schedule.	155,563	168,599
Stockholders:
Two notes payable to individuals with monthly payments of $910 and $980 as revised, including interest at 3% through April 2019. The monthly payment amounts increase by $130 and $140 respectively every 4 months, per the revised schedule.	122,619	121,140
Other Related Parties:
Payable in monthly payments of $280 as revised, including interest at 3% through April, 2019. The monthly payment amount increases by $40 every 4 months, per the revised schedule.	19,308	19,058
Two identical notes payable in monthly payments of $840 each as revised, including interest at 3% through April, 2019. The monthly payment amount increases by $120 every 4 months, per the revised schedule.	108,492	107,191
Total	450,771	460,246
Less: current portion	(140,652)	(169,447)
Long-term portion	$310,119	$290,799

The Company charged operations $5,825 and $15,160 for interest on these loans for the quarters ended December 31, 2015 and 2014, respectively. The Company charged operations $12,763 and $25,973 for interest on these loans for the six months ended December 31, 2015 and 2014, respectively.

The Company and the note holders have agreed to revised repayment schedules for 42 months commencing December 2015.

NOTE 10 — OTHER TERMED DEBTS

Other termed debts consist of: (i) Long-term Debt, (ii) Capital Leases , & (iii) Extended Payment Arrangements.

Long-term Debt:

	December 31, 2015
	(unaudited)	June 30, 2015
People's General Bank
Overdraft protection credit line loan; up to $20,000 available at June 30, 2014, with minimum payments based upon a thirty six month payout from most recent utilization, or $315.53 plus interest at June 30, 2014. Microphase paid this loan off in the 2nd quarter.	$—	$7,542
Ford Credit Company:
Payable in monthly payments of $499, including interest at 4.90% through April, 2019 secured by transportation equipment.	$15,704	$20,904
Total	$15,704	$28,446
Less: current portion	(5,081)	(12,623)
Long-term portion	$10,623	$15,823

The Company charged operations $237 and $748 in interest for these loans for the three months ended December 31, 2015 and 2014, respectively. The company charged operations $770 and $1,486 in interest for these loans for the six months ended December 31, 2015 and 2014, respectively.

Capital Leases:

The Company is the lessee of equipment under capital leases expiring through March, 2016. The assets are recorded at the fair market value as of the date of the leases. The assets are amortized over their estimated productive lives. Amortization is included in depreciation expense.

	December 31, 2015
	(unaudited)	June 30, 2015
The following is a summary of property held under capital leases:
Property held under capital leases	$56,013	$56,013
Less: accumulated amortization	(43,877)	(38,276)
Net property under capital leases	$12,136	$17,737
Minimum future lease payments under capital leases as of December 31, 2015 for the next four years are as follows:
Total minimum lease payments	$6,950	12,510
Less: amount representing interest	(153)	(449)
Present value of net minimum lease payments	6,797	12,061
Less: current portion	(6,797)	(12,061)
Long-term portion	$—	$—

Interest expense charged to operations under capital leases was $153 and $543 for the three months ended December 31, 2015 and 2014, respectively. Year-to-date interest expense charged to operations under capital leases was $477 and $1,001 for the six months ended December 31, 2015 and 2014, respectively.

Extended Payment arrangements:

The Company is responsible for paying a former employee, disability benefits under a prior self-insured plan, through April, 2019. The plan requires monthly payments until the participant attains age 65. Interest has been imputed on this obligation at 5%.

	December 31, 2015	June 30, 2015
	(unaudited)

Total of extended disability benefits	$31,436	$36,152
Less: amount representing interest	(2,586)	(3,316)
Present value of disability benefits	28,850	32,836
Less: current portion	(7,970)	(7,970)
Long-term portion	$20,880	$24,866

Interest expense charged to operations for the extended disability payments was $378 and $474 for the three months ended December 31, 2015 and 2014, respectively. Year-to-date interest expense charged to operations for the extended disability payments was $780 and $972 for the six months ended December 31, 2015 and 2014, respectively.

Summary totals for Other termed debts consist of: (i) Long-term Debt, (ii) Capital Leases , & (iii) Extended Payment Arrangements.

	December 31, 2015
	(unaudited)	June 30, 2015

Total minimum long term debt, capital lease & extended disability payments	$51,351	$61,282
Less: current portion	(19,848)	(32,654)
Long-term portion	$31,503	$28,628

NOTE 11 — STOCKHOLDERS’ EQUITY:

Microphase Corporation has authorized capital of 7,800,000 shares of common stock (“Common Stock”) with no par value and 200,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”) with $100 par value per share, with 6% cumulative dividends.

On October 4, 2014, at a special meeting of the shareholders of the Company, the shareholders approved amendments to the Certificate of Incorporation of the Company to: (1) Increase its authorized common stock from 4,800,000 shares of common stock without par value up to 50,000,000 shares of common stock without par value; the Board of Directors has implemented such increase to 7,800,000 shares of Common Stock; (2) increase its authorized preferred stock from 200,000 shares, $100 par value per share up to 2,000,000 shares of 6% convertible preferred stock; such increase has yet to be implemented. Each outstanding and hereafter issued share of the Preferred Stock will: i) continue to be entitled to a cash dividend, payable quarterly on the last business day of each fiscal quarter of the Company, commencing with the fiscal quarter ended December 31, 2014, if and when declared by the Company’s board of directors (the “Board”) . These dividends will be cumulative, will accrue if not declared by the Board, and must be paid before any dividends or other distributions are made to the common shareholders, be entitled, on liquidation of the Company, to receive $100 per share plus accrued dividends before any distributions are made to the common shareholders, be convertible at the option of the holder into Common Stock.

Common Stock

Effective December 31, 2014, the Company issued 355,000 shares of Common Stock to advisors, consultants and employees valued at $710,000, which was charged to operations in the quarter ending December 31, 2014.

Effective December 31, 2014, an officer and a former employee converted $150,000 and $170,000, respectively, or a total of $320,000 of related party loans into 213,333 shares of Common Stock. A strategic vendor converted $15,000 of accounts payable into 10,000 shares of Common Stock.

During the six months ended December 31, 2015, the Company issued no shares of Common Stock in private placements.

During the three months ended December 31, 2015 the Company issued Common Stock to two consultants pursuant to consulting agreements and to two Officers and Directors for services, in the amounts of 80,000 and 70,000, respectively, valued at $300,000, which was charged to operations in the quarter ending December 31, 2015.

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

In December 2014, the Board declared $494,735 of dividends on preferred shares outstanding as of December 31, 2014 and authorized the payment in 329,825 shares common stock using a conversion rate of $1.50 per share, charging an additional $164,193 to retained deficit for the loss on the settlement of the dividend payable.

Also in December 2014 an officer converted $180,000 of related party loans into 1,800 shares of the Company’s Preferred Stock. Two officers each converted $80,000, or a total of $160,000 of unpaid compensation into a total of 1,600 shares of the Company’s preferred stock.

Effective December 31, 2015, the Company issued 770,733 shares of the Company’s Common Stock pursuant to the conversion of 11,561 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) held by a private investor. The issuance did not result in any proceeds to the Company as the conversion to common shares effectively cancelled 11,561 shares of Preferred Stock previously acquired by the holder.

As of December 31, 2015, 15,382 shares of Preferred Stock are outstanding and cumulative undeclared dividends on preferred stock are $197,263.

Capital stock conversions

The Company recorded beneficial conversion feature interest of $223,866 which was charged to operations in the six months ending December 31, 2014, in connection with the conversion of $675,000 of related party debts into 233,333 shares of common stock and 3,400 shares of $100 preferred stock convertible into common stock at $1.50 per share, based upon the difference between the conversion value of $1.50 and $2.00, the value of shares issued in recent private placements.

Reserved Shares

Stock Options

The Board approved the implementation of a stock option plan in January 2015, for which the Company will not seek ratification by the shareholders, reserving 250,000 shares of Common Stock for this plan; however, such plan has not yet been set forth in a formal document adopted by the board. During the six months ended December 31, 2015 the Company granted options, as part of this plan, to an Officer and Director for services to purchase 75,000 shares of Common Stock, with an exercise price of $2.00, with a term of 7 years, and which rights vest over the next three years as follows; 25,000 shares were exercisable immediately and 25,000 shares vest each October 1 of 2016 and 2017. The total value of these options was estimated to be $106,200 using the Black Scholes method, based on an assumed volatility of 112.5% and an interest rate of .09%. $35,400 was charged to operations in the six months ending December 31, 2015 deferring the balance of which $35,400 will be charged each October 1 of 2016 and 2017.

Series A Preferred Shares currently convertible

As of December 31, 2015, 15,382 preferred shares were outstanding and cumulative undeclared dividends on preferred stock were $197,263. The preferred shares are convertible into 1,254,467 shares of the Company’s common stock at $1.50, and the dividends, if declared, are convertible into 131,509 common shares stock also at $1.50, until such time the Company’s common stock begins trading.

Certain Debts currently convertible

$450,771 of loans from related parties and $357,815 of unpaid compensation are convertible into 300,514 and 238,543 shares of the Company’s common stock at $1.50, respectively, until such time the Company’s common stock begins trading.

Deferred Common Stock Awards

The Board approved additional stock compensation for the Company’s Chief Financial Officer and a Director of the Company and the Company’s Chief Technology Officer, Chief Marketing Officer, and a Director of the Company whereby they will receive an additional 100,000 and 175,000 shares of common stock each as follows: 30,000 and 40,000 shares per quarter for the next three quarters, beginning December 31, 2015, and then 10,000 and 55,000 shares in the quarter ending September 30, 2016.

NOTE 12 — MAJOR CUSTOMERS AND SEGMENTS:

The Company had two customers during the year ended June 30, 2015 which each accounted for more than 10% of sales.

The Company recorded sales of $3,689,132 with the two customers during the year ended 2015. These sales represented 45% of total sales for the fiscal year. At June 30, 2015 these customers owed $383,464 to the Company.

The Company recorded sales of $1,645,957 and $855,168, with four and two customers, for the three months ended December 31, 2015 and 2014, respectively. These sales represent 63% and 46% of sales for the three months ended December 31, 2015 and 2014, respectively.

The Company recorded sales of $2,751,273 and $1,854,941, with three and three customers, for the six months ended December 31, 2015 and 2014, respectively. These sales represent 55% and 49% of sales for the six months ended December 31, 2015 and 2014, respectively. At December 31, 2015, those 3 customers owed the Company $322,280.

Sales to U.S. customers represented 86% of sales in fiscal 2015. Sales to U.S. customers were $2,090,786 and $1,588,444 which represented 86% and 88% of sales for the three months ended December 31, 2015 and 2014, respectively. Sales to U.S. customers were $4,201,274 and $3,268,096 which represented 83% and 86% of sales for the six months ended December 31, 2015 and 2014, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES:

In connection with the Microsemi acquisition, the Company signed a lease for 4,000 square feet of space at Microsemi’s facility in Folsom, CA. The commitment for fiscal 2014 was $75,600. The lease was renegotiated in April 2014 with a new rent of $7,000 per month beginning in June 2014. The lease was renegotiated again in February 2015 with new rent of $8,500 per month from February 1, 2015 to June 30, 2015, then $10,000 per month from July 1, 2015 to December 31, 2015, and then $12,000 per month from January 1, 2016 to June 30, 2016. The end of the lease is currently June 2016. The total commitment on this lease for fiscal year 2016 is $132,000.

The Company moved to Shelton, Connecticut on April 21, 2015, to a facility with 15,000 square feet with monthly rent of $15,000, for a 7-year term with annual escalations of 3%. In December 2015 the Company committed to rent additional space in connection with the acquisition of the Dynamac proprietary line. In March 2016 the monthly rent becomes $18,400 and in August 2016 $24,740, The total commitment on this lease for fiscal year 2017 is approximately $290,000.

The Company has employment contracts with four executives with total annual salaries of $720,000 plus Company benefits. Two of the contracts are at will and two continue to February 2018. The Company also has a consulting contract with its General Manager for $192,000 per year plus certain benefits which continues until terminated by either party.

The Company leases 4 vehicles under operating leases expiring in 2016 through 2018. As of December 31, 2015 the future minimum rental payments for fiscal 2016 are $36,541.

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

On January 21, 2016, Microphase Instruments LLC, a wholly-owned subsidiary of Microphase Corporation (the “Company”) entered into a Purchase Agreement (the “Agreement”) with Dynamac, Inc. (the “Seller”), pursuant to which the Company acquired from the Seller that certain entire line of proprietary radio frequency (RF) and microwave test and measurement products, together with certain corresponding intellectual property, for an aggregate purchase price of $2,500,000 (the “Purchase Price”). The Purchase Price is payable in installments and late payments are subject to certain fees and interest payments.

The Agreement replaces all previous agreements and arrangements between by the Company and the Seller, including, without limitation, that certain strategic partnership agreement dated August 8, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q and other reports filed by Microphase Corporation (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

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

Many years of deficit spending have caused U.S. Government budgets to come under significant pressure in recent years. In particular, the Budget Control Act of 2011 resulted in automatic spending reductions known as sequestration, through budget caps for both defense and non-defense spending. According to usgovernmentspending.com spending on Military Defense has gone from $693.5 billion in the government fiscal year 2010 (ending September 30) to $705.6 billion in 2011, $677.9 billion in 2012, $633.4 billion in 2013, $603.5 in 2014 and $597.5 in 2015. For the 2016 fiscal year military spending is showing a slight rebound at $615.5 billion. These multi-year decreases have had a significant negative impact on Microphase’s customers, with a resultant negative impact on Microphase’s results during and prior to the past three fiscal years.

The Company has been selling the same products to the same customers for many years. While every product order is manufactured to each customer’s specifications, the overall product offering has not changed. The Company believes it will need to introduce new products to the market in order to grow sales, in accordance with its strategy described in “Current Status and Management’s Plans.” The Company has been addressing its working capital shortage by raising additional debt from insiders, by executing private placements of common stock, and by its debt facility with Gerber Finance, Inc.

ACQUISITIONS

The Company is responding to the decrease in the defense budget by pursuing acquisitions of companies or product lines which are similar and/or related to existing product lines. In March of 2013 the Company acquired the assets of a DLVA manufacturing business in Folsom, California from Microsemi Corp. for $100,000 in cash plus a $650,000 note with payments through December 2014. That business, which we operate as a division and is referred to as “Microphase West”, contributed $1,120,624 in revenues and net operating losses of ($105,648) in the six months ended December 31, 2015 and $1,012,487 in revenues and net operating losses of ($6,061) in the six months ended December 31, 2014.

On July 9, 2014, the Company executed a securities purchase agreement with AmpliTech Group Inc. of Bohemia, N.Y. to purchase, as amended, 8,666,666 AmpliTech common shares at $0.023 per share for a total purchase price of $200,000. The purchase price was made up of two installments of $100,000.

On January 21, 2016, Microphase Instruments LLC, a wholly-owned subsidiary of Microphase Corporation (the “Company”) entered into a Purchase Agreement (the “Agreement”) with Dynamac, Inc. (the “Seller”), pursuant to which the Company acquired from the Seller that certain entire line of proprietary radio frequency (RF) and microwave test and measurement products, together with certain corresponding intellectual property, for an aggregate purchase price of $2,500,000 (the “Purchase Price”).

THREE MONTHS ENDED DECEMBER 31, 2015 VS. DECEMBER 31, 2014

Revenues.   Total revenues for the three months ended December 31, 2015 were $2,598,219, up from $1,849,895, in 2014, an increase of $748,324 or 40%. The revenue increase for the current period was primarily due an increase in sales to three major customers, and an increase in sales to a major foreign customer as a result of the restart of an existing program. The increase in sales to domestic customers was $502,342, and the increase to foreign customers was $245,982. The increase in sales is also partially due to the Company being able to purchase the parts necessary to complete and ship more orders resulting in more fluid production as compared to the period in 2014 when it was not able to source all the parts needed due to cash constraints, and as our backlog is reduced we do not expect a 40% year over year growth rate to continue as occurred in these comparable periods.

Cost of sales.   Cost of sales increased $208,885 for the three months ended December 31, 2015 from $1,138,463 in 2014 to $1,347,348, an increase of 18%. This increase in cost of sales is primarily due to the increase in revenues. The gross profit margin for the 2014 period was 38% and for 2015 was 48%. The improved gross margin was primarily due to an increase in sales of higher margin products and to lower overhead costs from the move from Norwalk to Shelton.

General and Administrative Expenses.   Selling, general and administrative expenses were $1,067,780 for the three months ended December 31, 2015 compared to $1,234,908 for the three months ended December 31, 2014, a decrease of $167,128 or 14%. SG&A expenses decreased primarily due a reduction in non-cash stock based compensation of $290,400 offset by increased expenses in connection with going public including D&O insurance premiums and investor relations and also due to increased compensation expense at Microphase West.

Engineering and Research Expenses.   Engineering and research expenses for the three months ended December 31, 2015 were down from $293,386 to $261,150 in the same period in 2014, a decrease of $32,236, or 11%. The decrease was due to the absence of a non-cash stock based compensation expense in the 2015 period versus $80,000 in 2014 offset by an increase in salaries primarily due to the addition of a senior engineer.

Non-operating Income (Loss).   Non-operating income (loss) was $(6,018) in the three months ended December 31, 2015 compared to $(1,232) in 2014 primarily due to approximately an $8,000 non-recurring fee paid in 2015 versus $0 in 2014.

Interest (Expense and Credit costs) net.   Interest expense and credit costs increased from $56,901 during the three months ended December 31, 2014 to $59,287 for the current period in 2015, an increase of $2,386. The higher interest costs in 2015 are primarily the result of the higher debt levels of the revolving credit lines.

Net (Loss) available to common shareholders.  The Company recorded net loss of $(182,681) for the three months ended December 31, 2015 as compared to a loss of ($1,758,760) for the same period ended December 31, 2014, an improvement of $1,576,079. The primary factor for this improvement is the increase in revenues and gross margin and a decrease in non-cash compensation and debt conversion costs, as well as the absence of a large non-cash preferred stock dividend in the 2015 period versus a $659,649 dividend recorded in the prior period. This represents basic loss per common share of $(0.04) in 2015 as compared to a loss per common share of $(0.45) in 2014, based upon basic & diluted weighted average common shares outstanding during the three month periods ending December 31, 2015 and December 31, 2014 of 4,935,433 and 3,930,679 respectively.

SIX MONTHS ENDED DECEMBER 31, 2015 VS. DECEMBER 31, 2014

Revenues.  Total revenues for the six months ended December 31, 2015 were $5,050,074, up from $3,779,078, in 2014, an increase of $1,270,996 or 34%. The revenue increase for the current period was due to an increase in revenues of $108,136, from Microphase West and an increase in revenues of $1,162,860, primarily due to two DLVA programs in Microphase East. The increase in sales to domestic customers was $933,178, and the increase to foreign customers was $337,818. The increase in sales is also partially due to the Company being able to purchase the parts necessary to complete and ship more orders resulting in more fluid production as compared to the period in 2014 when it was not able to source all the parts needed due to cash constraints, and as our backlog is reduced we do not expect a 34% year over year growth rate to continue as occurred in these comparable periods.

Cost of sales.  Cost of sales increased $519,013 for the six months ended December 31, 2015 from $2,243,518 in 2014 to $2,762,531, an increase of 23%. This increase in cost of sales is due to the increase in revenues. The gross profit margin for 2014 was 41% and for 2015 was 45%. This improvement reflects an increase in productivity from the volume increase and due to the mix of products and lower overhead costs from the move to the new facility in Shelton.

General and Administrative Expenses.  Selling, general and administrative expenses were $1,770,780 for the six months ended December 31, 2015 compared to $1,918,138 for the six months ended December 31, 2014, a decrease of $147,358 or 8%. The decrease in SG&A expenses in 2015 was due to a decrease in non-cash charges for stock grants of $294,600 offset by increases in salaries and professional fees of $147,242.

Engineering and Research Expenses.  Engineering and research expenses for the six months ended December 31, 2015 were $467,464 down from $500,629 in the same period in 2014, a decrease of $33,165, or 7%. Engineering and research expenses decreased in 2015 due to a decrease of $80,000 in non-cash charges for stock grants offset by increased salaries due to increased staffing due to the acquisition of the product line from Microsemi Corp. and the return of a senior engineer from an extended absence.

Non-operating Income (Loss).  Non-operating income (loss) decreased from $1,018 of income in the six months ended December 31, 2014 to a loss of $(3,768) in 2015. This includes the receipt of $2,275 of salvage proceeds from a vehicle previously leased in 2014.

Interest (Expense and Credit costs) net.  Interest expense and credit costs decreased from $119,589 during the six months ended December 31, 2014 to $117,458 for the current period in 2015, a decrease of $2,131. The lower interest expense and credit costs in 2015 reflect lower interest charges of $28,554 due to the lower debt levels of the debts other than the Gerber Facility, offset by increased fees and bank charges of $26,423.

Net (Loss) available to common shareholders.  The Company recorded net loss of $(112,294) for the six months ended December 31, 2015 as compared to a loss of ($1,885,543) for the same period ended December 31, 2014, an improvement of $1,773,249. The primary factor for this improvement is the increase in revenues and gross margin and a decrease in non-cash compensation and debt conversion costs, as well as the absence of a large non-cash preferred stock dividend in the 2015 period versus a $659,649 dividend recorded in the prior period.. This represents basic loss per common share of $(0.02) in 2015 as compared to a loss per common share of $(0.52) in 2014, based upon basic & diluted weighted average common shares outstanding during the three month periods ending December 31, 2015 and December 31, 2014 of 4,856,250 and 3,592,142 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Through the six months ended December 31, 2015, the Company reported net loss of $112,294 and had cash and cash equivalents of $263,573. At December 31, 2015, we had an accumulated deficit of $12,967,514. At December 31, 2015, the Company had a working capital deficit of $939,136 as compared to a working capital deficit of $1,468,082 as of June 30, 2015, an improvement of $531,006 in the deficit. This improvement was primarily due to the reduction in accounts payable of $271,925 and the reduction in the current portion of Equity Lines of Credit of $314,338 as a result of renegotiating the guarantee of those lines. Our financial condition raises substantial doubt that we will be able to continue as a “going concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of June 30, 2015 when we had an accumulated deficit of $12,855,220 and a working capital deficit of $1,468,082.

During the six month period in 2015 the cash from operating activities was $76,841, primarily because the net loss of $(112,294) was offset by $335,400 of non-cash charges relating to stock compensation. Cash provided by operating activities was also increased due to depreciation and amortization of $46,710, to a decrease in inventory of $59,236, and to an increase in accrued expenses of $13,180. Cash provided by operating activities was reduced by an increase in accounts receivable of $131,638, a decrease in accounts payable of $128,075, and an increase in amounts due from related parties of $4,500.

During the six month period in 2014 the cash from operating activities was $104,696, primarily because the loss of $(1,225,894) was offset by $933,866 of non-cash charges relating to stock compensation, a reduction in accounts receivable of $321,835, depreciation and amortization of $44,929, a decrease in inventory of $5,805, a decrease in other currents asset of $47,202 and amounts due from related parties of $2,219, and an increase in accrued expenses of $92,248. Cash provided by operating activities was reduced by a decrease in accounts payable of $4,685, a decrease in amounts due to officers of $29,750, and a decrease in customer deposits of $89,634.

Cash (Used In) Investing Activities consisted of the purchase of $47,202 of fixed assets during the six month period in 2015 as compared to a $200,000 investment in Amplitech common stock, a $50,000 payment on the Dynamac co-venture and $2,275 in proceeds from asset sales during the six month period in 2014.

The Company has financed its operations in recent years primarily through a debt facility with a financial firm, loans from officers and related parties and several private placement offerings of its common stock to accredited investors.

During the six months ended December 31, 2015, the Company did not issue any shares of its common stock to investors in private placements. During the six months ended December 31, 2014, the Company issued 261,782 shares of its common stock to accredited investors in private placements of its common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended, at $2.00 per share. The Company paid 68,782 shares to finders and received net proceeds of $354,550 after deducting $31,450 of cash costs, which was used for working capital.

The Company entered into a revolving credit facility with Gerber Finance, Inc. (“Gerber”) in 2012 with a maximum for this line, as amended, of $1,400,000. The outstanding balance as of December 31, 2015 was $1,179,800 and as of June 30, 2015 was $1,013,406. Under this agreement the Company receives funds based on a borrowing base which consists of various percentages of certain assets. The current interest rate is 7.25% and there is an annual facility fee of 1.75% plus monthly collateral monitoring fees of $1,500 and other fees.

Financing activities provided $106,841 during the six month period in 2015, primarily from the increased borrowings of $166,394 from our line from Gerber, reduced by debt service of $18,180 for our equity lines, $12,742 for long term debt, $5,264 capital leases and $3,986 for payments for the extended term arrangement and $18,381 payments to related parties. For the same period in 2014 financing activities used $(253,890) of our funds, which consisted primarily of $354,550 proceeds from private placements, discussed above, reduced by debt service of $3,576 for our equity lines, $925 for long term debt, $9,722 capital leases, $3,795 on payments for the extended term arrangement, $97,486 for related parties as well as $132,936 of payments on the Gerber line and a $360,000 pay down of acquisition notes.

CURRENT STATUS AND MANAGEMENT’S PLAN OF OPERATIONS

The Company has been seeking to diversify its market focus beyond its legacy products. By utilizing our current capability together with positioning ourselves through targeted acquisitions, strategic alliances and product partnering we believe we can augment our current product offerings and further enable us to continue to introduce a mix of new military and commercial products for the wireless telecom, autonomous auto, test & measurements, and medical instrumentation markets. This strategy should enable Microphase to broaden its customer base and reduce risk by spreading its revenue base across multiple market sectors. Targeted strategic acquisitions should increase our market share and the technology value of our product lines as well as broaden our product offering and diversify our customer base.

The Company anticipates that over the next eighteen months it will need between $2,000,000 and $5,000,000 of additional capital to implement its current plan of operations. This includes providing increased working capital for operations relating to our legacy products and funding the launch of our new subsidiary, Microphase Instruments, LLC, which will finalize the development of the initial test and measurement product line, and in turn manufacture and market our new portfolio of test products. We finalized our transaction agreement with Dynamac on January 21, 2016 whereby we acquired the proprietary line of low cost RF/Microwave and Millimeter-wave calibrated test probes and related universal test platforms together with certain corresponding intellectual property. We have continued to improve operations relating to our legacy products, which has resulted in increased sales volume and positive cash from operations in the current quarter. We may also need to issue shares of the Company’s common stock to maintain and fund the strategic alliances, product partnering and targeted acquisitions which the Company believes it can integrate efficiently. Having integrated the business that we acquired from Microsemi Corp., now known as Microphase West, we will also continue to develop and work on additional strategic opportunities.

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

OFF BALANCE SHEET TRANSACTIONS

As of February 16, 2016, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2015.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 16, 2015, Microphase Corporation (the “Company”) received a request to issue 770,733 shares of the Company’s common stock pursuant to the conversion of 11,561 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) held by RCKJ Trust. The issuance did not result in any proceeds to the Company as the conversion to common shares effectively cancelled 11,561 shares of Preferred Stock previously acquired by the holder.

During the three months ended December 31, 2015 the Company issued common shares to two consultants pursuant to consulting agreements and to two Officers and Directors for services, in the amounts of 80,000 and 70,000.

The above issuances were made in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Compensatory Arrangements of Certain Officers

During the six months ended December 31, 2015, the Board of Directors approved and authorized changes to the compensation paid to James Ashman, the Company’s Chief Financial Officer and a Director of the Company, and Michael Ghadaksaz, the Company’s Chief Technology Officer, Chief Marketing Officer, and a Director of the Company. Mr. Ashman and Mr. Ghadaksaz will each receive equity interests in the Company pursuant to a schedule over the next four fiscal quarters. In accordance with such change in compensation, Mr. Ashman will receive an additional 100,000 shares of common stock as follows: 30,000 shares per quarter for the next three quarters, beginning December 31, 2015, and then 10,000 shares in the quarter ending September 30, 2016. Mr. Ashman also received an option to purchase 75,000 shares of common stock at $2.00 per share. Mr. Ghadaksaz will receive an additional 175,000 shares of common stock as follows: 40,000 shares per quarter for the next three quarters, beginning December 31, 2015, and then 55,000 in the quarter ending September 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest sinking or purchase fund installment, or any other material default, with respect to indebtedness of the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

EXHIBITS
10.1	Purchase Agreement - Acquisition of Dynamac’s Proprietary Line of RF and Microwave Test & Measurement Products, entered into January 21, 2016, by and between Microphase Instruments, LLC and Dynamac, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 27, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROPHASE CORPORATION

Dated: February 16, 2016	By:	/s/ Necdet Ergul
	Name:	Necdet Ergul
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Ashman
	Name:	James Ashman
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)