Form 10-Q
period 2016-03-31
Microphase Corp
filed 2016-05-23
CIK 1574969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2016

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

As of May 23, 2016, there were 6,130,789 shares outstanding of the registrant’s common stock.

MICROPHASE CORPORATION

MICROPHASE CORPORATION

Condensed Consolidated Balance Sheets

	March 31, 2016	June 30, 2015
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$73,669	$127,093
Accounts receivable, net of allowance of $5,000 on March 31, 2016 and June 30, 2015	670,510	881,221
Inventory	773,444	852,015
Due from related parties	33,295	28,045
Prepaid and other current assets	55,952	38,906
TOTAL CURRENT ASSETS	1,606,870	1,927,280

Property and equipment, net	182,841	194,160
OTHER ASSETS
Cash - restricted	100,000	100,000
Intangible assets	2,642,074	474,255
Investments	200,000	200,000
Other assets	43,479	43,479
TOTAL OTHER ASSETS	2,985,553	817,734
TOTAL ASSETS	$4,775,264	$2,939,174

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Credit Facility - Revolving Loan	$1,177,010	$1,013,406
Accounts payable	563,185	421,915
Accrued expenses	938,283	1,105,943
Customer Deposits	18,300	-
Notes Payable - Related Parties, current portion	159,095	169,447
Asset Acquisition Note Payable	975,345	300,000
Equity Lines of Credit-current portion	37,960	351,997
Other termed debts - current portion	14,417	32,654
TOTAL CURRENT LIABILITIES	3,883,595	3,395,362

Other termed debts, net of current portion	30,924	40,689
Notes Payable - Related Parties, net of current portion	241,153	290,799
Asset Acquisition Note Payable, net of current portion	1,045,080	-
Equity Lines of Credit, net of current portion	286,458	-
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
6% cumulative preferred stock, $100 par value, 200,000 shares authorized, 15,382 and 26,943 shares issued and outstanding on March 31, 2016 and June 30, 2015, respectively	1,538,200	2,694,300
Common stock, no par value 7,800,000 shares authorized, 5,980,789 and 4,775,306 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	9,002,133	6,976,533
Additional Paid In Capital	2,432,111	2,396,711
Accumulated Deficit	(13,684,390)	(12,855,220)
TOTAL STOCKHOLDERS’ DEFICIT	(711,946)	(787,676)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,775,264	$2,939,174

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

Condensed Consolidated Statements of Operations
(unaudited)

	For The Three Months Ended
	March 31,
	2016	2015

Revenues	$1,952,817	$2,305,665
Cost of Sales	1,374,194	1,245,837
Gross Profit	578,623	1,059,828
Selling, General and Administrative Expenses (including non-cash stock related charges of $140,000 and $100,000 for the three months ended March 31, 2016 and 2015)	825,650	834,923
Engineering and Research expenses	258,410	223,564
Other Income (Loss)	518	(2,965)
Interest (Expense and Credit costs) net	(98,832)	(59,528)
Loss From Operations	$(603,751)	$(61,152)
Loss on Settlement of Liabilities (including $107,375 and $0, loss on settlement of liabilities with related parties for the three months ended March 31, 2016 and 2015)	(107,375)	-
Loss before Income Taxes	(711,126)	(61,152)
Income Taxes	(5,750)	(6,000)
Net (Loss)	$(716,876)	$(67,152)
Net (Loss) available to common shareholders	$(716,876)	$(67,152)
Basic & Diluted Net (Loss) per share:	$(0.13)	$(0.01)
Weighted Average Number of Shares Outstanding:
Basic & Diluted	5,696,039	4,679,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

Condensed Consolidated Statements of Operations
(unaudited)

	For The Nine Months Ended
	March 31,
	2016	2015

Revenues	$7,002,891	$6,084,743
Cost of Sales	4,136,725	3,489,355
Gross Profit	2,866,166	2,595,388
Selling, General and Administrative Expenses (including non-cash stock related charges of $475,400 and $730,000 for the nine months ended March 31, 2016 and 2015)	2,596,430	2,753,061
Engineering and Research expenses (including non-cash stock related charges of $0 and $80,000 for the nine months ended March 31, 2016 and 2015)	725,874	724,193
Other Income (Loss)	(3,250)	(1,947)
Interest (Expense and Credit costs) net	(216,290)	(179,117)
Loss From Operations	$(675,678)	$(1,062,930)
Loss on Settlement of Liabilities (including $107,375 and $218,836, loss on settlement of liabilities with related parties for the nine months ended March 31, 2016 and 2015)	(107,375)	(223,866)
Loss before Income Taxes	(783,053)	(1,286,796)
Income Taxes	(46,117)	(6,250)
Net (Loss)	$(829,170)	$(1,293,046)
Preferred dividends declared and settled in common stock, including $164,913 loss on settlement of dividend payable	-	(659,649)
Net (Loss) available to common shareholders	$(829,170)	$(1,952,695)
Basic & Diluted Net (Loss) per share:	$(0.16)	$(0.49)
Weighted Average Number of Shares Outstanding:
Basic & Diluted	5,132,942	3,953,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For The Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Net Loss	$(716,876)	$(67,152)
Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale, net of income taxes	18,000	48,333
Total comprehensive (loss)	$(698,876)	$(18,819)

The accompanying notes are an integral part of these condensed consolidated financial statements.

F-4

MICROPHASE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For The Nine Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Net Loss	$(829,170)	$(1,293,046)
Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale, net of income taxes	-	-
Total comprehensive (loss)	$(829,170)	$(1,293,046)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Deficit
For the Nine Months Ended March 31, 2016
(unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital	Other Comprehensive Loss	Accumulated Deficit	Amount
	Shares	Amount	Shares	Amount
Balance, June 30, 2015	26,943	$2,694,300	4,775,306	$6,976,533	$2,396,711	$-	$(12,855,220)	$(787,676)

Conversion of preferred stock into Common Stock	(11,561)	(1,156,100)	770,733	1,156,100	-		-	-

Issuance of common stock and options for services			220,000	440,000	35,400			475,400

Conversion of loans and unpaid compensation to president into common stock including loss on settlement of liabilities with related party of $107,375			214,750	429,500				429,500

Net Loss For the Nine Months Ended March 31, 2016,							(829,170)	(829,170)
Balance, March 31, 2016,	15,382	$1,538,200	5,980,789	$9,002,133	$2,432,111	$-	$(13,684,390)	$(711,946)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

Condensed Consolidated Statements of Cash Flows
(unaudited)

	For The Nine Months Ended
	March 31,
	2016	2015

Cash Flow Provided By(Used In) Operating Activities:
Net Loss From Operations	$(829,170)	$(1,293,046)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	70,154	67,305
Non-cash charges relating to issuance of common stock for services	475,400	810.000
Decrease in allowance for doubtful accounts and inventory reserve	-	(15,000)
Gain on sale of equipment	-	(8,656)
Loss on Settlement of Liabilities	107,375	223,866
Changes in assets and liabilities:
Accounts receivable	210,711	(74,453)
Inventories	78,571	36,886
Other current assets	(17,047)	29,845
Other assets- lease deposit	-	(43,479)
Accounts payable	141,270	(15,004)
Accrued expenses	96,788	252,564
Customer deposits	18,300	(113,910)
Due to/from related parties mPhase & Edson Realty	(5,250)	(2,112)
Officers wages	-	9,450
Net cash provided by(used in) operating activities	$347,102	$(135,744)
Cash Flow (Used In) Investing Activities:
Investments in common stock	-	(200,000)
Purchase of intangible assets	(459,027)	(50,000)
(Purchase of) proceeds from-fixed assets	(47,202)	366
Net Cash used in investing activities	$(506,229)	$(249,634)
Cash Flow Provided By (Used In) Financing Activities:
Proceeds from issuance of common stock	-	447,050
Proceeds from revolving credit facility (net)	163,604	96,549
Payments of equity lines of credit	(27,579)	(12,683)
Payments of long-term debt	(11,329)	(7,292)
Payments on acquisition notes	-	(360,000)
Payments of capital lease obligations	(10,695)	(11,112)
Payments to related parties	(27,320)	(97,512)
Advances from related parties	25,000	-
Payments of extended term arrangement	(5,978)	(5,690)
Net cash provided by (used in) financing activities	$105,703	$49,310
Net increase (decrease) in cash	$(53,424)	$(336,068)
CASH AND CASH EQUIVALENTS, beginning of period	$127,093	$445,080
CASH AND CASH EQUIVALENTS, end of period	$73,669	$109,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ending March 31, 2016 are not necessarily indicative of the results that may be expected for a full fiscal year. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries which include Microphase West LLC and Microphase Instruments, LLC, as of October 23, 2015. All intercompany accounts and transactions have been eliminated.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $12,855,220 and a total stockholders’ deficit of $787,676. As of March 31, 2016, we had an accumulated deficit of $13,684,390 and a total stockholders’ deficit of $711,946 A significant amount of capital will be necessary to sustain, grow and advance our business and these conditions raise substantial doubt about our ability to continue as a going concern, as expressed in the report of our Independent Registered Public Accounting Firm for the year ended June 30, 2015.

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

OTHER LONG LIVED ASSETS — The Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Exclusive License associated with the Microsemi Inc. (“Microsemi”) asset acquisition was valued at $56,861, was ascribed a perpetual life and is subject to evaluation annually for impairment. Management has determined that there was no impairment charge to be recorded for the year ended June 30, 2015 and the nine months ended March 31, 2016. The Customer Lists and Non-Compete agreements associated with the Microsemi asset acquisition were ascribed useful lives of 7 and 5 years respectively. Amortization expense recorded for these intangible assets was $3,878 and $11,633 and $3,878 and $11,633 for the three and nine months ended March 31, 2016 and 2015, respectively.

The assets acquired in the Dynamac agreement discussed below in Note 13 have been valued at the contract price resulting in intangible assets other than goodwill, primarily Intellectual Property consisting of two (2) patents with remaining lives of over 12 years each, a portfolio of product prototypes to be patented, trade secrets, know-how, confidential information and other intellectual property. We expect to incur additional costs to apply for eighteen (18) new patents, in addition to various trademarks and copyrights. Our accounting for the assets acquired in the Dynamac acquisition is still preliminary. The fair value estimates for the assets acquired were based on preliminary calculations, and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). These assets will be subject to periodic evaluation and at a minimum will be reviewed annually for impairment. The Company also assesses these assets for impairment based on their future cash flows

ACCOUNTS RECEIVABLE — Management records receivables at net realizable value and they generally do not bear interest. This value includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and economic status of the customers. We consider a receivable delinquent if it is unpaid after 180 days after it is due.

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

Revenue recognition The Company recognizes revenues when persuasive evidence of an arrangement exists, the product has been shipped, the price is fixed and collectability is reasonably assured.  Revenue is recognized net of estimated sales returns and allowances.

Reclassifications- Certain prior year amounts have been reclassified in our Condensed Consolidated Financial Statements to conform to current year classifications

EARNINGS (LOSS) PER SHARE — Basic earnings (loss) per share (“EPS”) is determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities (such as stock options, preferred stock and convertible securities) outstanding under the treasury stock method. As of March 31, 2016 we have outstanding (i) options to purchase 75,000 shares, (ii) 15,382 shares of preferred stock convertible into 1,254,467 shares, and (iii) $480,247 of debts to related parties convertible into 320,166 shares of our Common stock. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

Adoption of New Accounting Standards - In the first quarter of fiscal 2016, we adopted an accounting standard issued by the Financial Accounting Standards Board (“FASB”) that eliminates the requirement for an acquirer in a business combination to retrospectively account for measurement-period adjustments. Instead, the new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. This standard is to be applied prospectively. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In the second quarter of fiscal 2016, we adopted an accounting standard issued by the FASB that simplifies the presentation of deferred income taxes by requiring entities to classify all deferred tax assets and liabilities as non-current in a classified statement of financial position instead of separating deferred tax assets and liabilities into current and non-current amounts. Consequently, entities may no longer allocate valuation allowances between current and non-current deferred tax assets because those allowances also will be classified as non-current. This standard was applied retrospectively, and as a result, no reclassifications were required.

Accounting Standards Issued But Not Yet Effective- RECENT ACCOUNTING PRONOUNCEMENTS— The Company is evaluating several pronouncements issued by the FASB which may result in the adoption by the Company of these standards in upcoming accounting periods as follows:  On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in Update 2015-03 (see below) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. To be effective for Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015; which for us would be our fiscal 2016 and although early adoption is permitted for this standard, the Company has not adopted nor determined its applicability.

On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted; which for us would be our fiscal 2017 and although early adoption is permitted for this standard, the Company has not adopted nor determined its applicability.

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

In February 2016, the FASB issued a new lease standard that supersedes existing lease guidance under GAAP. This standard requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to existing lease guidance under GAAP. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with the option to use certain relief. Full retrospective application is prohibited. This standard is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018, which for us is our fiscal 2020. We are currently evaluating the impact this standard will have on our financial position, results of operations and cash flows.

In March 2016, the FASB issued an accounting standards update making final targeted amendments to the accounting for employee share-based payments. These amendments will require entities to recognize the income tax effects of awards when the awards vest or are settled, will change an employer's accounting for an employee's use of shares to satisfy the employer's statutory income tax withholding obligation and will require entities to elect whether to account for forfeitures of share-based payments by either recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited as is currently required.

The required method of adoption varies by amendment. This accounting standards update is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, which for us is our fiscal 2018. Early adoption is permitted in any annual or interim period, but all of the guidance is required to be adopted in the same period and any adjustments must be reflected as of the beginning of the fiscal year. We are currently evaluating the impact this accounting standards update will have on our financial position, results of operations and cash flows.

NOTE 2 — SUPPLEMENTAL CASH FLOW INFORMATION

	For the nine months ended
	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Statement of Operation Information:
Cash paid for income taxes	$46,367	$800
Interest Paid	$192,872	$147,162

Non Cash Investing and Financing Activities:
Assets acquired with debt financing	$1,720,425	$300,000
Issuances of Common Stock and options for services	$475,400	$710,000
Conversion of $15,000 of strategic payables into common stock with beneficial conversion feature interest of $5,000	$-	$20,000
Conversion of $320,000 of related party loans, including $21,043 accrued interest thereon, into 213,333 shares of common stock with beneficial conversion feature interest of $106,666	$-	$426,666
Conversion of $180,000 of related party loans into 1,800 shares of preferred stock with beneficial conversion feature interest of $59,400	$-	$239,400
Conversions of $160,000 of unpaid compensation into 1,600 shares of preferred stock with beneficial conversion feature interest of $52,800	$-	$212,800
Preferred stock dividend, declared on preferred shares held through September 30, 2014, of $494,736 paid through the issuance of 329,825 shares of common stock with beneficial conversion feature interest of $164,913	$-	$659,649
Conversion of 11,516 shares of preferred stock into 770,733 shares of common stock	$1,156,100	$-
Conversion of $252,815 of unpaid compensation into 168,550 shares of common stock with beneficial conversion feature interest of $84,272	$337,086	$-
Conversion of $69,310 of related party loans, including $39,366 accrued interest thereon, into 46,200 shares of common stock with beneficial conversion feature interest of $23,103	$92,414	$-

NOTE 3 — INVENTORIES CONSIST OF THE FOLLOWING:

	March 31, 2016
	(unaudited)	June 30, 2015
Raw materials	$408,279	$402,761
Work-in-process	402,165	486,254
Reserve	(37,000)	(37,000)
Total	$773,444	$852,015

The inventory reserve was increased by $25,000 in our west division and reduced by $10,000 in our east division during the year ended June 30, 2015. No changes were made to the inventory reserve for the nine months ended March 31, 2016.

NOTE 4 — PROPERTY AND EQUIPMENT:

Property and equipment was comprised of the following:

	March 31, 2016
	(unaudited)	June 30, 2015
Leasehold Improvements	$40,288	$8,290
Computers, machinery & equipment	3,210,147	3,194,943
Furniture and fixtures	122,350	122,350
Transportation equipment	40,438	40,438
Property held under capital leases	56,013	56,013
	3,469,236	3,422,034
Less: accumulated depreciation and amortization	(3,286,395)	(3,227,874)
Total	$182,841	$194,160

Depreciation expense was $19,566 and $18,498 during the three months ended March 31, 2016 and 2015, respectively.

Depreciation expense was $58,521 and $55,672 during the nine months ended March 31, 2016 and 2015, respectively.

NOTE 5 — ACCRUED EXPENSES:

Accrued expenses were comprised of the following:

	March 31, 2016
	(unaudited)	June 30, 2015
Salaries, wages and other compensation, including $80,000 to related parties at March 31, 2016 and $332,815 at June 30, 2015	$533,538	$678,729
Royalties	170,668	190,924
Professional fees	102,362	135,000
Commissions	37,936	37,936
Other miscellaneous accruals	93,779	63,354
	$938,283	$1,105,943

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

The Company has long term debt with fixed interest rates, the carrying amount of which may be different from fair value as of March 31, 2016 and June 30, 2015. The Company decided that it is not practical to estimate the fair value of these financial instruments on the basis that they are held-to-maturity debts which have no immediately available market information on the fair value and the cost of making assumptions and applying estimation methodologies to assess the fair value estimates exceeds the benefit. Information pertinent to estimating the fair value such as carrying amount, effective interest rate, maturity and repayment term are disclosed in Notes 7, 8, 9 & 10.

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

Marketable securities, classified as available-for-sale securities, are measured at fair market value (Level 1) on a recurring basis as of June 30, 2015 amounted to $200,000. The amount at March 31, 2016 was $200,000.

NOTE 7 — REVOLVING CREDIT LINE

March 31, 2016	June 30, 2015
(unaudited)

The Company entered into a revolving loan agreement with Gerber Finance, Inc. (Gerber) in February of 2012 for a maximum of $1,500,000, which was amended to $1,150,000 in November of 2013, and then back to $1,400,000 in September 2015.  Under this agreement, the Company can receive funds based on a borrowing base, which consists of various percentages of accounts receivable, inventories, a restricted cash account held by Gerber, and equipment. In connection with this agreement, the Company is subject to an annual facility fee (1.75%) on each anniversary, monthly collateral monitoring fees of $1,500 and other fees, plus interest currently at the rate of 7.25%. On March 31, 2016, there was an additional 2.5% interest charge for the month of March 2016 based upon the maximum over advance of $249,556 during March (in excess of our collateral borrowing base).

$1,177,010	$1,013,406

The interest expense for the three months ended March 31, 2016 and 2015, respectively, was $47,361 and $39,733, and the fees for the same period ended March 31, 2016 and 2015 were $11,332 and $7,854. The interest expense for the nine months ended March 31, 2016 and 2015 respectively was $104,849 and $102,389, and the fees for the same period ended March 31, 2016 and 2015 were $31,109 and $16,854. The effective annualized interest rate for the nine months ended March 31, 2016 was 11.72% and for same nine months in 2015 was 13.10%.

There are financial covenants set forth in the Gerber agreement of February 3, 2012 and as amended on February 24, 2012. As of March 31, 2016 the Company was not in compliance with three financial covenants regarding minimum levels of net worth, net income and subordinated debt. The Company has not received a notice of default from Gerber regarding these covenants.

Approximate Value of collateral at balance sheet dates —
	March 31, 2016	June 30, 2015
	(unaudited)

Inventories	$773,444	$852,015
Accounts Receivable	670,510	881,221
Total	$1,443,954	$1,733,236

NOTE 8 — EQUITY LINES OF CREDIT:

The Company had previously guaranteed the payment under the terms of an assumption agreement, as amended, of an Equity Line of Credit with Wells Fargo Bank totaling up to $250,000, the proceeds of which the Company received from a concurrent loan from Edson Realty Inc. which was a related party-owned realty holding company at the time the credit line was funded on August 15, 2008. As of June 30, 2015, this first line of credit had $250,000 available, secured by residential real estate owned by a former COO of the Company, of which $232,466 was outstanding, with an interest rate of 3.35%. As of March 31, 2016, this line of credit has $250,000 available, of which $220,241 is outstanding, with an interest rate of 3.35%. The Company charged operations $1,884 and $1,961 for interest on this line of credit in the three months ended March 31, 2016 and 2015, respectively. The Company charged operations $5,743 and $6,036 for interest on this line of credit in the nine months ended March 31, 2016, and 2015, respectively.

Effective June 30, 2014, the Company also has guaranteed to the CEO, under the terms of an assumption agreement, as amended, the repayment of a second Equity Line of Credit with Wells Fargo Bank. The Company received working capital loans from the CEO which were from funds drawn against this Equity Line of Credit. As of June 30, 2015 the second line of credit had $150,000 available, secured by the CEO’s principal residence, of which $119,531 was outstanding, with an interest rate of 3.0%. As of March 31, 2016, this line of credit has $150,000 available, of which $104,177 is outstanding, with an interest rate of 3.00%. The Company charged operations $813 and $953 for interest on this line of credit in the three months ended March 31, 2016 and 2015, respectively. The Company charged operations $2,575 and $2,926 for interest on this line of credit in the nine months ended March 31, 2016 and 2015, respectively.

NOTE 9 — RELATED PARTY TRANSACTIONS:

mPhase Technologies, Inc. (“mPhase”) — The Company has had, up and until February 2015, some common management and common significant shareholders with mPhase and had owned a total of 42,793,354 shares of this publicly-traded company. As of June 30, 2014, the shares were transferred to two officers at that time, the CEO and the former COO, as partial payment of working capital loans due to them by the Company; the transfer was valued at $34,235 based upon the closing trading price for these shares on that date and the Company has not held any ownership interest in mPhase since. The Company sublet office space to mPhase until March 31, 2015. As of June 30, 2015, mPhase owed the Company $28,045. Rent expense was $0 and $14,025 for the nine months ended March 31, 2016 and 2015, respectively. At March 31, 2016, mPhase owed the Company $33,295.

Notes Payable — Related Parties:
	March 31, 2016	June 30, 2015
	(unaudited)
Officers and Stockholders:
Payable in monthly payments of $700 as revised, including interest at 3% through April, 2019, of which $180,000 was converted into 1,800 shares of preferred stock during Fiscal Year Ended June 30, 2015. The monthly payment amount increases by $100 every 4 months, per the revised schedule. On 3/31/16, the balance of 69,421 was converted into 46,280 common stock shares at a $1.50 / share conversion rate.	$-	$44,258
Former Employee:
Payable in monthly payments of $2,450 as revised, including interest at 3% through April, 2019 of which $170,000 was converted into 113,333 shares of common stock during Fiscal Year Ended June 30, 2015. The monthly payment amount increases by $350 every 4 months, per the revised schedule.	$151,814	168,599
Stockholders:
Two notes payable to individuals with monthly payments of $910 and $980 as revised, including interest at 3% through April 2019. The monthly payment amounts increase by $130 and $140 respectively every 4 months, per the revised schedule.	$121,642	121,140
Other Related Parties:
Payable in monthly payments of $280 as revised, including interest at 3% through April, 2019. The monthly payment amount increases by $40 every 4 months, per the revised schedule.	$19,172	19,058
Two identical notes payable in monthly payments of $840 each as revised, including interest at 3% through April, 2019. The monthly payment amount increases by $120 every 4 months, per the revised schedule.	$107,620	107,191
Total	400,248	460,246
Less: current portion	(159,095)	(169,447)
Long-term portion	$241,153	$290,799

NOTE 9 — RELATED PARTY TRANSACTIONS- (continued)

The Company charged operations $3,014 and $6,725 for interest on these loans for the quarters ended March 31, 2016 and 2015, respectively. The Company charged operations $15,777 and $32,698 for interest on these loans for the nine months ended March 31, 2016 and 2015, respectively.

The Company and the note holders (all but one) have agreed to revised repayment schedules for 42 months commencing December 2015. Management has been negotiating with the note holder that has yet to agree on the revised payment schedule in an effort to extend the repayment period. Recently this note holder sent the Company a notice of default; the Company will continue to negotiate repayment terms.

NOTE 10 — OTHER TERMED DEBTS

Other termed debts consist of: (i) Long-term Debt, (ii) Capital Leases , & (iii) Extended Payment Arrangements.

Long-term Debt:
	March 31, 2016
	(unaudited)	June 30, 2015
People's General Bank
Overdraft protection credit line loan; up to $20,000 available at June 30, 2014, with minimum payments based upon a thirty six month payout from most recent utilization, or $315.53 plus interest at June 30, 2014. Microphase paid this loan off in the 2nd quarter.	—	$7,542
Ford Credit Company:
Payable in monthly payments of $499, including interest at 4.90% through April, 2019 secured by transportation equipment.	$17,118	$20,904
Payable in monthly payments of $428, including interest at 6.79% through August, 2014 secured by transportation equipment.	—	$—
Total	$17,118	$28,446
Less: current portion	(5,081)	(12,623)
Long-term portion	$12,036	$15,823

The Company charged operations $220 and $416 in interest for these loans for the three months ended March 31, 2016 and 2015, respectively. The company charged operations $707 and $1,902 in interest for these loans for the nine months ended March 31, 2016 and 2015, respectively.

Capital Leases:

The Company is the lessee of equipment under capital leases expiring through March, 2016. The assets are recorded at the fair market value as of the date of the leases. The assets are amortized over their estimated productive lives. Amortization is included in depreciation expense.

	March 31, 2016
	(unaudited)	June 30, 2015
The following is a summary of property held under capital leases:
Property held under capital leases	$56,013	$56,013
Less: accumulated amortization	(46,678)	(38,276)
Net property under capital leases	$9,335	$17,737
Minimum future lease payments under capital leases as of December 31, 2015 for the next four years are as follows:
Total minimum lease payments	$1,390	12,510
Less: amount representing interest	(24)	(449)
Present value of net minimum lease payments	1,366	12,061
Less: current portion	(1,366)	(12,061)
Long-term portion	$—	$—

Interest expense charged to operations under capital leases was $90 and $378 for the three months ended March 31, 2016 and 2015, respectively. Year-to-date interest expense charged to operations under capital leases was $567 and $1,379 for the nine months ended March 31, 2016 and 2015, respectively.

NOTE 10 — OTHER TERMED DEBTS-(continued)

Extended Payment arrangements:

The Company is responsible for paying a former employee, disability benefits under a prior self-insured plan, through April, 2019. The plan requires monthly payments until the participant attains age 65. Interest has been imputed on this obligation at 5%.

	March 31, 2016
	(unaudited)	June 30, 2015
Total of extended disability benefits	$29,078	$36,152
Less: amount representing interest	(2,220)	(3,316)
Present value of disability benefits	26,858	32,836
Less: current portion	(7,970)	(7,970)
Long-term portion	$18,888	$24,866

Interest expense charged to operations for the extended disability payments was $353 and $450 for the three months ended March 31, 2016 and 2015, respectively. Year-to-date interest expense charged to operations for the extended disability payments was $1,133 and $1,422 for the nine months ended March 31, 2016 and 2015, respectively.

Summary totals for Other termed debts consist of: (i) Long-term Debt, (ii) Capital Leases, & (iii) Extended Payment Arrangements.

	March 31, 2016
	(unaudited)	June 30, 2015
Total minimum long term debt, capital lease & extended disability payments	$45,341	$73,343
Less: current portion	(14,417)	(32,654)
Long-term portion	$30,924	$40,689

NOTE 11 — STOCKHOLDERS’ EQUITY:

Microphase Corporation has authorized capital of 7,800,000 shares of common stock (“Common Stock”) with no par value and 200,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”) with $100 par value per share, with 6% cumulative dividends.

On October 4, 2014, at a special meeting of the shareholders of the Company, the shareholders approved amendments to the Certificate of Incorporation of the Company to: (1) Increase its authorized common stock from 4,800,000 shares of common stock without par value up to 50,000,000 shares of common stock without par value; the Board of Directors has implemented such increase to 7,800,000 shares of Common Stock; (2) increase its authorized preferred stock from 200,000 shares, $100 par value per share up to 2,000,000 shares of 6% convertible preferred stock; such increase has yet to be implemented. Each outstanding and hereafter issued share of the Preferred Stock will: i) continue to be entitled to a cash dividend, payable quarterly on the last business day of each fiscal quarter of the Company, commencing with the fiscal quarter ended December 31, 2014, if and when declared by the Company’s board of directors (the “Board”) .. These dividends will be cumulative, will accrue if not declared by the Board, and must be paid before any dividends or other distributions are made to the common shareholders, be entitled, on liquidation of the Company, to receive $100 per share plus accrued dividends before any distributions are made to the common shareholders, be convertible at the option of the holder into Common Stock.

Common Stock

During the three months ended December 31, 2015 the Company issued shares of its Common Stock to two consultants pursuant to consulting agreements and to two Officers and Directors for services, in the amounts of 80,000 and 70,000, respectively, valued at $300,000, which was charged to operations in the quarter ending December 31, 2015.

NOTE 11 — STOCKHOLDERS’ EQUITY- (continued)

During the three months ended March 31, 2016 the Company issued 70,000 shares of its Common Stock to two Officers and Directors for services, valued at $140,000, which was charged to operations in the quarter ending March 31, 2016.

Effective March 31, 2016, the Company’s President converted $252,815 of unpaid compensation into 168,550 shares of Common Stock resulting in a loss on the settlement of liabilities of $84,271. The President also converted $69,310 of related party loans, including $39,366 of accrued interest, into 46,200 shares of Common Stock resulting in a loss on the settlement of liabilities of $23,103. In total the Company settled $322,125 of related liabilities and recorded a $107,375 loss on the settlement of liabilities with related parties for a total of 214,750 shares of Common Stock valued at $429,500.

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

Capital stock conversions

The Company recorded a loss on the settlement of liabilities of $223,866 which was charged to operations in the nine months ended March 31, 2015, in connection with the conversion of $675,000 of debts, $660,000 of which were with related parties representing $218,836 of the loss on the settlement of liabilities, into 233,333 shares of common stock and 3,400 shares of $100 preferred stock convertible into common stock at $1.50 per share, based upon the difference between the conversion value of $1.50 and $2.00, the value of shares issued in recent private placements.

Effective March 31, 2016, the Company’s President converted $252,815 of unpaid compensation into 168,550 shares of Common Stock resulting in a loss on the settlement of liabilities of $84,271. The President also converted $69,310 of related party loans, including $39,366 of accrued interest, into 46,200 shares of Common Stock resulting in a loss on the settlement of liabilities of $23,103. In total the Company settled $322,125 of related liabilities and recorded a $107,375 loss on the settlement of liabilities with related parties for a total of 214,750 shares of Common Stock valued at $429,500.

Reserved Shares

Stock Options

The Board approved the implementation of a stock option plan in January 2015, for which the Company will not seek ratification by the shareholders, reserving 250,000 shares of Common Stock for this plan; however, such plan has not yet been set forth in a formal document adopted by the board. During the nine months ended March 31, 2016 the Company granted options, as part of this plan, to an Officer and Director for services to purchase 75,000 shares of Common Stock, with an exercise price of $2.00, with a term of 7 years, and which rights vest over the next three years as follows; 25,000 shares were exercisable immediately and 25,000 shares vest each October 1 of 2016 and 2017. The total value of these options was estimated to be $106,200 using the Black Scholes method, based on an assumed volatility of 112.5% and an interest rate of .09%. $35,400 was charged to operations in the nine months ending March 31, 2016, deferring the balance of which $35,400 will be charged each October 1 of 2016 and 2017.

Series A Preferred Shares currently convertible

As of March 31, 2016, 15,382 preferred shares were outstanding and cumulative undeclared dividends on preferred stock were $238,009. The preferred shares are convertible into 1,254,467 shares of the Company’s common stock at $1.50, and the dividends, if declared, are convertible into 158,673 common shares stock also at $1.50, until such time the Company’s common stock begins trading.

NOTE 11 — STOCKHOLDERS’ EQUITY- (continued)

Certain Debts currently convertible

As of March 31, 2016, $400,247 of loans from related parties and $80,000 of unpaid compensation are convertible into 266,832 and 53,334 shares of the Company’s common stock at $1.50, respectively, until such time the Company’s common stock begins trading.

Deferred Common Stock Awards

The Board approved additional stock compensation for the Company’s Chief Financial Officer and a Director of the Company and the Company’s Chief Technology Officer, Chief Marketing Officer, and a Director of the Company whereby they will receive an additional 100,000 and 175,000 shares of common stock each as follows: 30,000 and 40,000 shares per quarter for the three quarters, beginning December 31, 2015, and then 10,000 and 55,000 shares in the quarter ending September 30, 2016.

NOTE 12 — MAJOR CUSTOMERS AND SEGMENTS:

The Company had two customers during the year ended June 30, 2015 which each accounted for more than 10% of sales.

The Company recorded sales of $3,689,132 with the two customers during the year ended 2015. These sales represented 45% of total sales for the fiscal year. At June 30, 2015 these customers owed $383,464 to the Company.

The Company recorded sales of $1,369,084 and $1,184,903 with four and two customers for the three months ended March 31, 2016 and 2015 respectively. These sales represent 70% and 52% of sales for these periods respectively.

The Company recorded sales of $3,841,987 and $3,168,054, with three and three customers, for the nine months ended March 31, 2016 and 2015, respectively. These sales represent 55% and 52% of sales for the nine months ended March 31, 2016 and 2015, respectively. At March 31, 2016, those 3 customers owed the Company $453,553.

Sales to U.S. customers represented 86% of sales in fiscal 2015. Sales to U.S. customers were $1,824,189 and $1,900,527 which represented 93% and 84% of sales for the three months ended March 31, 2016 and 2015, respectively. Sales to U.S. customers were $6,026,254 and $5,184,272 which represented 86% and 86% of sales for the nine months ended March 31, 2016 and 2015, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES:

In connection with the Microsemi acquisition, the Company signed a lease for 4,000 square feet of space at Microsemi’s facility in Folsom, CA. The lease was renegotiated in April 2014 with a new rent of $7,000 per month beginning in June 2014. The lease was renegotiated again in February 2015 with new rent of $8,500 per month from February 1, 2015 to June 30, 2015, then $10,000 per month from July 1, 2015 to December 31, 2015, and then $12,000 per month from January 1, 2016 to June 30, 2016. The end of the lease is currently June 2016. The total commitment on this lease for fiscal year 2016 is $132,000. The Company does not plan to renew this lease.

The Company moved to Shelton, Connecticut on April 21, 2015, to a facility with 15,000 square feet with monthly rent of $15,000, for a 7-year term with annual escalations of 3%. In December 2015 the Company committed to rent additional space in connection with the acquisition of the Dynamac proprietary line. In June 2016 the monthly rent becomes $18,400 and in August 2016 $24,740. The total commitment on this lease for fiscal year 2017 is approximately $297,000.

The Company has employment contracts with four executives with total annual salaries of $720,000 plus Company benefits. Two of the contracts are at will and two continue to February 2018. The Company also has a consulting contract with its General Manager for $192,000 per year plus certain benefits which continues until terminated by either party.

The Company leases 4 vehicles under operating leases expiring in 2016 through 2018. As of March 31, 2016 the future minimum rental payments are $29,341.

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

NOTE 13 — COMMITMENTS AND CONTINGENCIES- (continued)

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

On January 21, 2016, Microphase Instruments LLC, a subsidiary of Microphase Corporation (the “Company”) entered into a Purchase Agreement (the “Agreement”) with Dynamac, Inc. (the “Seller”), pursuant to which the Company acquired from the Seller that certain entire line of proprietary radio frequency (RF) and microwave test and measurement products, together with certain corresponding intellectual property, for an aggregate purchase price of approximately $2,500,000 (the “Purchase Price”). The Purchase Price was funded by the $50,000 original deposit, $350,000 paid at closing, $100,000 paid in February 2016, and a series of payments payable through August 2017 valued at $2,020,425.  The Agreement replaces all previous agreements and arrangements between the Company and the Seller, including, without limitation, that certain strategic partnership agreement dated August 8, 2014.

Note 14 — Subsequent Events:

On April 18, 2016, the Company completed a private placement of its common stock to an accredited investor pursuant to Rule 504 of regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company issued 125,000 shares of its common stock at $2.00 per share together with a 5 year warrant to purchase up to 125,000 additional shares of our common stock at $2.50 to the investor and 25,000 shares to the placement agent, and received net proceeds of $225,000 after deducting $25,000 of cash costs, which was used for working capital.

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

RESULTS OF OPERATIONS OVERVIEW

Microphase Corporation designs and manufactures custom RF (radio frequency) and microwave products from DC to 40 GHz. Our products include components, subsystems and multi-function assemblies for the military and commercial markets. The Company has been in business for over 60 years and is one of the oldest and most established RF and microwave products companies in the industry.

The Company’s RF and microwave products enable the transmission, reception and processing of high frequency signals in defense electronics, homeland security systems and telecommunication networks. Our RF products are typically used in high frequency applications and include filters, switch filters, diplexers, multiplexers, detectors, detector logarithmic video amplifiers (DLVA) and multi-function assemblies. The end products in which the Company’s products are used include fighter planes, missiles, submarines, ships, drones, and IED jammers. Customers include Lockheed Martin, Raytheon, Saab, Rockwell Collins, L3 Communications and the U. S. Government. Sales to the military markets comprised 100% of sales for 2015 and the first nine months of fiscal 2016 and 2015.

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

The Company has been selling the same products to the same customers for many years. While every product order is manufactured to each customer’s specifications, the overall product offering has not changed substantially. The Company believes it will need to introduce new products to the market in order to grow sales, in accordance with its strategy described in “Current Status and Management’s Plans.” The Company has been addressing its working capital needs by raising additional debt from insiders, by executing private placements of common stock, and through debt facility with Gerber Finance, Inc.

Growth Strategy

While our core market historically has been the military electronics defense industry, we intend to leverage our high-frequency RF and microwave expertise to expand into high growth sectors of the wireless and RF microwave industries where we believe that we can command significant leadership. Our strategic plan for future growth is to develop and/or acquire proprietary technologies and solutions that will dramatically leapfrog existing solutions and products in the areas of cost, size, weight, reliability and performance, have general appeal to the end user markets worldwide, and enable the Company to command significant market leadership.

The Company is working to develop innovative solutions, which are expected to drive our strategic roadmap for long-term growth and profitability. Discussions are underway for collaboration and joint development with certain potential strategic partners as we aggressively pursue access to niche products and solutions with first-to-market opportunities in these high growth market segments

This strategy should enable Microphase to broaden its customer base and reduce risk by spreading its revenue base across multiple market sectors. Targeted acquisitions should increase our market share and the technology value of our product lines as well as broaden our product offerings and diversify our customer base. As a result, we believe that, we are well positioned to capitalize on growth opportunities in the following three key market segments:

•	test and measurement;
•	electronic filters; and
•	high power amplifiers.

ACQUISITIONS AND STRATEGIC INVESTMENTS

The Company is continuing to respond to the decrease in the defense budget by pursuing the acquisition of companies and product lines which are similar and/or related to the Company’s existing product lines, having commercial as well as military applications. In March of 2013 the Company acquired the assets of a DLVA manufacturing business in Folsom, California from Microsemi Corp. for $100,000 in cash plus a $650,000 note with payments through December 2014. That business, which we operate as a division and is referred to as “Microphase West”, contributed $1,577,197 in revenues and net operating losses of ($173,155) in the nine months ended March 31, 2016 and $1,595,483 in revenues and net income of $8,085 in the nine months ended March 31, 2015.

On July 9, 2014, the Company executed a securities purchase agreement with AmpliTech Group Inc. of Bohemia, N.Y. to purchase, as amended, 8,666,666 AmpliTech common shares at $0.023 per share for a total purchase price of $200,000. The purchase price was made up of two installments of $100,000. AmpliTech designs, engineers and assembles amplifiers for micro-wave components primarily for communication systems. As of May 12, 2016, we owned 18.8% of the outstanding shares of Amplitech Common Stock. To date, this has been a passive investment.

On January 21, 2016, Microphase Instruments LLC, a wholly-owned subsidiary of the Company entered into a Purchase Agreement with Dynamac, Inc. (the “Seller”), pursuant to which the Company acquired from the Seller a line of proprietary radio frequency (RF) and microwave test and measurement products, together with certain corresponding intellectual property, for an aggregate purchase price of $2,500,000. We believe the products and intellectual property acquired through these acquisitions will enable us to grow sales in accordance with our strategy described in “Current Status and Management’s Plans.”

THREE MONTHS ENDED MARCH 31, 2016 VS. MARCH 31, 2015

Revenues.  Total revenues for the three months ended March 31, 2016 were $1,952,817, down from $2,305,665, in 2015, a decrease of $352,848 or 15%. The revenue decrease for the current period was primarily due to a lag in an existing program (which is scheduled to resume shipments in June 2016).

Cost of sales.  Cost of sales increased $128,357 for the three months ended March 31, 2016 from $1,245,837 in 2015 to $1,374,194, an increase of 10%. This increase in cost of sales is due to a less profitable mix of products for the quarter. The gross profit margin for the three months ended March 31, 2016 was 30%, versus 46% for the three months ended March 31, 2015.

General and Administrative Expenses.  Selling, general and administrative expenses were $834,923 for the three months ended March 31, 2015 compared to $825,650 for the three months ended March 31, 2016, a decrease of $9,273 or 1%. Selling, general and administrative expenses remained basically the same in the quarter to quarter comparison.

Engineering and Research Expenses.  Engineering and research expenses for the three months ended March 31, 2016 were up from $223,564 to $258,410 in the same period in 2015, an increase of $34,846, or 16%. Engineering and research expenses increased due to the return of a senior engineer.

Other Income (Loss).   Other income (loss) increased from $(2,965) in the three months ended March 31, 2015 to $518 in 2016. This was due to a reduction in penalty fees for that period.

Interest (Expense and Credit costs) net.  Interest expense and credit costs increased from $59,528 during the three months ended March 31, 2015 to $98,832 for the current period in 2016, an increase of $39,304. The higher interest costs in 2016 were due to increased borrowing from our credit facility with Gerber and over-advance borrowings at a higher interest rate.

Net loss.  Microphase recorded a net loss of ($716,876) for the three months ended March 31, 2016 as compared to a loss of ($67,152) for the same period ended March 31, 2015, a decline of $(649,724). The primary factors for this decline related to: reduced shipments, lower gross margin due to a less profitable mix of products, stock-based compensation and fees, and $107,375 in additional expense related to a loss on the settlement of liabilities with an officer who converted his loans to the company and unpaid compensation into common stock.

NINE MONTHS ENDED MARCH 31, 2016 VS. MARCH 31, 2015

Revenues.  Total revenues for the nine months ended March 31, 2016 were $7,002,891, up from $6,084,743 in 2015, an increase of $918,148 or 15%. The revenue increase for the current nine month period was due to increased revenues from Microphase East, primarily due to two DLVA programs. Over that nine month comparative period, Microphase East had increased revenues of $947,967, whereas Microphase West had reduced revenues of ($29,819). The increase in sales to domestic customers was $828,574, and the increase to foreign customers was $89,574.

Cost of sales.  Cost of sales increased $646,870 for the nine months ended December 31, 2016 from $3,489,855 in 2015 to $4,136,725, an increase of 19%. This increase in cost of sales is due to the increase in revenues. The gross profit margin for the nine months ended March 31, 2015 was 43%, and for the same period in 2016 was 41%. This reflects a less profitable mix of products in the current period as compared to the same period in 2015.

General and Administrative Expenses.  Selling, general and administrative expenses were $2,596,430 for the nine months ended March 31, 2016 compared to $2,753,061 for the nine months ended December 31, 2015, a decrease of $156,631 or 6%. The reduction in SG&A expenses in 2016 compared to 2015 was primarily due to a reduction in non-cash charges for stock grants to employees and to consultants, offset by increases in professional fees.

Engineering and Research Expenses.  Engineering and research expenses for the nine months ended March 31, 2016 remained virtually the same, up from $724,193 to $725,874 versus the same period in 2015, an increase of $1,681, or less than 1%.

Other Income (Loss).   Other income (loss) increased from ($1,947) of loss in the nine months ended March 31, 2015 to ($3,250) in 2016 due to additional late penalty fees.

Interest (Expense and Credit costs) net.  Interest expense and credit costs increased from $179,117 during the nine months ended March 31, 2015 to $216,290 for the current period in 2016, an increase of $37,173. The higher interest costs in 2016 reflect the higher over-advance interest charges for that period on the Gerber Facility, offset by lower levels of related party debt.

Net loss.  Microphase recorded a net loss of ($829,170) for the nine months ended March 31, 2016 as compared to a net loss of ($1,239,046) for the same period ended March 31, 2015, an improvement of $409,876. The primary factors for this improvement in the current period are from increased shipments & revenues of $918,148, resulting in an increase in our gross profit of $270,778 and lower non-cash charges relating to the issuance of stock to employees and consultants, which decreased $334,600, during the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Through the nine months ended March 31, 2016, the Company reported net loss of $829,190 and had cash and cash equivalents of $73,669. At March 31, 2016, we had an accumulated deficit of $13,684,390. At March 31, 2016, the Company had a working capital deficit of $2,276,725 as compared to a working capital deficit of $1,468,082 as of June 30, 2015, a decline of $808,643 in the deficit. This decline is primarily due to the additional short term portion of our obligation in connection with the acquisition of the Test & Measurement product line of $975,345, reduction in accounts receivable of $210,711 and inventory of $78,571 offset by increases in accounts payable of $141,270, accrued expenses of $96,788 and customer deposits of $18,300. We were able to reduce the current portion of Equity Lines of Credit by $286,548 as a result of renegotiating the guarantee to the holders of those lines, extending the term to repay both lines to December 31, 2018 from the previous guarantee to have been repaid in full by December 31, 2015. Our financial condition raises substantial doubt that we will be able to continue as a “going concern”, and our Independent Registered Audit Accounting Firm included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of June 30, 2015 when we had an accumulated deficit of $12,855,220 and a working capital deficit of $1,468,082.

During the nine month period in 2016 the cash from operating activities was $347,102, primarily because the net loss of $(829,170) was offset by $475,400 of non-cash charges relating to stock compensation. Cash provided by operating activities was also increased primarily due to depreciation and amortization of $70,154, to decreases in inventory of $78,571 and accounts receivable of $210,711, and to increases in accounts payable of $141,270 and accrued expenses of $96,788.

During the nine month period in 2015 the cash used in operating activities was ($135,744), primarily because of the net loss of ($1,293,046) which was offset by a significant amount of non-cash charges relating to the issuance of stock of $1,033,866 incurred in this period; $810,000 of which related to the grant of shares to long time employees as well as consultants for additional efforts preparing the Company to be in position bring its financial reporting current and $223,866 loss on the settlement of liabilities associated with the offer to convert long standing loans to related parties and pay a cumulative preferred dividend at an equivalent rate of $1.50 per share, as approved by the shareholders, which is less than the value of our common offered in concurrent private placements. The net loss was also offset by depreciation and amortization of $67,305, by a decrease in other current assets of $29,845, and an increase in accrued expenses of $252,564. Cash provided by operating activities was decreased primarily due to a decrease in customer deposits of $113,910, a new lease deposit of $43,479, an increase in accounts receivable of $74,453, and a decrease in accounts payable of $15,004.

Cash (Used In) Investing Activities consisted of the purchase of $47,202 of fixed assets, $450,000 in payments on the asset acquisition from Dynamac and $9,027 in costs for a total of $459,027 for the acquisition of intangible assets during the nine month period in 2016 as compared to a $200,000 investment in Amplitech common stock, a $50,000 payment on the Dynamac purchase and $366 in net proceeds from asset sales during the nine month period in 2015.

The Company has financed its operations in recent years primarily through a debt facility with a financial firm, loans from officers and related parties and several private placement offerings of its common stock to accredited investors.

During the nine months ended March 31, 2016, the Company did not issue any shares of its common stock to investors in private placements. During the nine months ended March 31, 2015, the Company issued 311,782 shares of its common stock to accredited investors in private placements of its common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended, at $2.00 per share. The Company paid 68,782 shares to finders and received net proceeds of $447,050 after deducting $38,950 of cash costs, which was used for working capital.

The Company entered into a revolving credit facility with Gerber Finance, Inc. (“Gerber”) in 2012 with a maximum for this line, as amended, of $1,400,000. The outstanding balance as of March 31, 2016 was $1,177,010 and as of June 30, 2015 was $1,013,406. Under this agreement the Company receives funds based on a borrowing base which consists of various percentages of certain assets. The current interest rate is 7.25% and there is an annual facility fee of 1.75% plus monthly collateral monitoring fees of $1,500 and other fees.

Financing activities provided $105,703 during the nine month period in 2016, primarily from the increased borrowings of $163,604 from our line from Gerber and $25,000 from officers, reduced by debt service of $27,579 for our equity lines, $11,329 for long term debt, $10,695 capital leases and $5,978 for payments for the extended term arrangement and $27,320 payments to related parties. For the same period in 2015 financing activities provided $49,310 of funds, which consisted primarily of $447,050 proceeds from private placements, discussed above and the increased borrowings of $96,549 from our line from Gerber reduced by debt service of $12,683 for our equity lines, $7,292 for long term debt, $11,112 capital leases, $5,690 on payments for the extended term arrangement, $97,512 for related parties and a $360,000 pay down of the West acquisition note.

CURRENT STATUS AND MANAGEMENT’S PLAN OF OPERATIONS

The Company has been seeking to diversify its market focus beyond its core products. By utilizing our current capabilities together with positioning ourselves through targeted acquisitions, strategic alliances and product partnering we believe we can augment our current product offerings enabling us to continue to introduce a mix of new military and commercial products for the wireless telecom, test & measurements, and medical instrumentation markets. This strategy should enable Microphase to broaden its customer base and reduce risk by spreading its revenue base across multiple market sectors. Targeted strategic acquisitions should increase our market share and the technology value of our product lines as well as broaden our product offering and diversify our customer base.

The Company anticipates that over the next eighteen months it will need between $2,000,000 and $5,000,000 of additional capital to implement its current plan of operations. This includes providing increased working capital for operations relating to our core products and funding the launch of our new subsidiary, Microphase Instruments, LLC, which will finalize the development of the initial test and measurement product line, and in turn manufacture and market our new portfolio of test products. We finalized our transaction agreement with Dynamac on January 21, 2016 whereby we acquired the proprietary line of low cost RF/Microwave and Millimeter-wave calibrated test probes and related universal test platforms together with certain corresponding intellectual property. We have continued to improve operations relating to our core products, which has resulted in increased sales volume and positive cash from operations in the nine months ended March 31, 2016. We may also need to issue shares of the Company’s common stock to maintain and fund the strategic alliances, product partnering and targeted acquisitions which the Company believes it can integrate efficiently. Having integrated the business that we acquired from Microsemi Corp., now known as Microphase West, we will also continue to develop and work on additional strategic opportunities.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue our acquisition and strategic alliance strategy, and (3) successfully continue the development, marketing and delivery of its products.

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

OFF BALANCE SHEET TRANSACTIONS

As of May 16, 2016, we did not have any off-balance sheet arrangements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2016.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2016 the Company issued 70,000 shares of its Common Stock to two Officers and Directors for services, valued at $140,000, which was charged to operations in the quarter ending March 31, 2016.

Compensatory Arrangements of Certain Officers

During the six months ended December 31, 2015, the Board of Directors approved and authorized changes to the compensation paid to James Ashman, the Company’s Chief Financial Officer and a Director of the Company, and Michael Ghadaksaz, the Company’s Chief Technology Officer, Chief Marketing Officer, and a Director of the Company. Mr. Ashman and Mr. Ghadaksaz will each receive equity interests in the Company pursuant to a schedule over four fiscal quarters. In accordance with such change in compensation, Mr. Ashman will receive an additional 100,000 shares of common stock as follows: 30,000 shares per quarter for three quarters, beginning December 31, 2015, and then 10,000 shares in the quarter ending September 30, 2016. Mr. Ashman also received an option to purchase 75,000 shares of common stock at $2.00 per share. Mr. Ghadaksaz will receive an additional 175,000 shares of common stock as follows: 40,000 shares per quarter for three quarters, beginning December 31, 2015, and then 55,000 in the quarter ending September 30, 2016.

Effective March 31, 2016, the Company’s president converted $252,815 of unpaid compensation into 168,550 shares of Common Stock resulting in a loss on the settlement of liabilities of $84,271. The president also converted $69,310 of related party loans, including $39,366 of accrued interest, into 46,200 shares of Common Stock resulting in a loss on the settlement of liabilities of $23,103. In total the Company settled $322,125 of related liabilities and recorded a $107,375 loss on the settlement of liabilities with related parties for a total of 214,750 shares of Common Stock valued at $429,500.

The above issuances were made in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ..

There has been no default in the payment of principal, interest sinking or purchase fund installment, or any other material default, with respect to indebtedness of the Company.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION .

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6.   EXHIBITS

EXHIBITS
10.1	Purchase Agreement - Acquisition of Dynamac’s Proprietary Line of RF and Microwave Test & Measurement Products, entered into January 21, 2016, by and between Microphase Instruments, LLC and Dynamac, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 27, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	filed herewith.
**	to be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROPHASE CORPORATION

Dated: May 23, 2016	By:	/s/ Necdet Ergul
	Name:	Necdet Ergul
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Ashman
	Name:	James Ashman
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

