Form 10-Q/A
period 2016-03-31
Microphase Corp
filed 2016-05-24
CIK 1574969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On May 23, 2016, Microphase Corporation (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (the “Original Form 10-Q”). The Original Form 10-Q was filed without the required XBRL files attached. This amendment corrects the Original Form 10-Q to include the required XBRL files.

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

MICROPHASE CORPORATION

Condensed Consolidated Statements of Cash Flows
(unaudited)

	For The Nine Months Ended
	March 31,
	2016	2015

Cash Flow Provided By(Used In) Operating Activities:
Net Loss From Operations	$(829,170)	$(1,293,046)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	70,154	67,305
Non-cash charges relating to issuance of common stock for services	475,400	810,000
Decrease in allowance for doubtful accounts and inventory reserve	-	(15,000)
Gain on sale of equipment	-	(8,656)
Loss on Settlement of Liabilities	107,375	223,866
Changes in assets and liabilities:
Accounts receivable	210,711	(74,453)
Inventories	78,571	36,886
Other current assets	(17,047)	29,845
Other assets- lease deposit	-	(43,479)
Accounts payable	141,270	(15,004)
Accrued expenses	96,788	252,564
Customer deposits	18,300	(113,910)
Due to/from related parties mPhase & Edson Realty	(5,250)	(2,112)
Officers wages	-	9,450
Net cash provided by(used in) operating activities	$347,102	$(135,744)
Cash Flow (Used In) Investing Activities:
Investments in common stock	-	(200,000)
Purchase of intangible assets	(459,027)	(50,000)
(Purchase of) proceeds from-fixed assets	(47,202)	366
Net Cash used in investing activities	$(506,229)	$(249,634)
Cash Flow Provided By (Used In) Financing Activities:
Proceeds from issuance of common stock	-	447,050
Proceeds from revolving credit facility (net)	163,604	96,549
Payments of equity lines of credit	(27,579)	(12,683)
Payments of long-term debt	(11,329)	(7,292)
Payments on acquisition notes	-	(360,000)
Payments of capital lease obligations	(10,695)	(11,112)
Payments to related parties	(27,320)	(97,512)
Advances from related parties	25,000	-
Payments of extended term arrangement	(5,978)	(5,690)
Net cash provided by (used in) financing activities	$105,703	$49,310
Net increase (decrease) in cash	$(53,424)	$(336,068)
CASH AND CASH EQUIVALENTS, beginning of period	$127,093	$445,080
CASH AND CASH EQUIVALENTS, end of period	$73,669	$109,012

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

