Form 10-K/A
period 2015-06-30
Microphase Corp
filed 2016-09-16
CIK 1574969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference

None.

 EXPLANATORY NOTE

Microphase Corporation (the “Company”) filed its Form 10-K for the Year Ended June 30, 2015 on September 28, 2015.

This amendment No. 1 expands and clarifies our disclosure regarding internal accounting and disclosure controls discussed in Item 9. (pg.34).

We also revised the captions in the Consolidated Statements of Operations, page F-3, and we removed per share references in the Consolidated Statements of Comprehensive Income (Loss), page F-4.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED JUNE 30, 2015

PART I

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties. The Company discusses many of these risks and uncertainties in greater detail in Part I, Item 1A of this 10-K/A under the heading “Risk Factors.” These risks and uncertainties may cause the Company’s actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions as of the date of this report. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and our Chief Financial Officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework of 1992.

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

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 and concluded that it is effective.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K

(1) Consolidated Financial Statements

(2) Financial Statement Schedules None.

(3) The Exhibits filed with this Form 10-K/A or, where so indicated by footnote in the case of previously filed exhibits, incorporated by reference are as set forth below:

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

Date: September 16, 2016	MICROPHASE CORPORATION

	By:	/s/ Necdet F. Ergul

Name: Necdet F. Ergul Title: Chief Executive Officer, Chairman of the Board of Directors

	By:	/s/ James Ashman

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

Somerset, New Jersey

September 12, 2016

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

MICROPHASE CORPORATION

Consolidated Statements of Operations

	For the Fiscal Year Ended
	June 30,
	2015	2014

Revenues	$8,176,352	$7,198,816
Cost of Sales	4,557,285	4,285,313
Gross Profit	3,619,067	2,913,503
Selling, General and Administrative Expenses (including non-cash stock related charges of $790,000 and $450,000 in 2015 & 2014)	(3,678,133)	(2,573,984)
Engineering and Research expenses (including non-cash stock related charges of $80,000 in 2015)	(943,084)	(717,847)
Other Income (Loss)	19,023	2,279
Interest (Expense and Credit costs) net	(264,015)	(421,597)
Loss From Operations	(1,247,142)	(797,646)
(Loss) on Settlement of Liabilities (including $218,836, loss on settlement of liabilities with related parties)	(223,866)	—
Realized Gain on Sale of Building	-	2,355,904
Realized (Loss) on Securities	-	(60,033)
Net Income (Loss) before Income Taxes	(1,471,008)	1,498,225
Income Taxes	(7,300)	(2,100)
Net Income (Loss)	$(1,478,308)	$1,496,125
Preferred dividends declared and settled in common stock, including $164,913 loss on settlement of dividend payable	(659,649)	—
Net Income (Loss) available to common shareholders	$(2,137,957)	$1,496,125
Basic & Diluted Net income (loss) per share:	$(0.51)	$0.53
Weighted Average Number of Shares Outstanding:
Basic & Diluted	4,233,158	2,844,806

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

