Form 10-Q/A
period 2016-03-31
Microphase Corp
filed 2016-09-16
CIK 1574969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to FORM 10-Q

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

EXPLANATORY NOTE

Microphase Corporation (the “Company”) filed its Amendment No. 1 to Form 10-Q for the Quarter Ended March 31, 2016 on May 24, 2016 to correct the Original Form 10-Q to include the required XBRL files.

This Amendment No. 2 expands our disclosure regarding the payment terms of our acquisition of; and the impending accounting for the assets acquired; from Dynamac as discussed in Note 2- Other long lived assets (pg. F-19); Note 13- Commitments and Contingencies (pg. F-19) and LIQUIDITY AND CAPITAL RESOURCES (pg. 6).

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

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

The assets acquired in the Dynamac agreement discussed below in Note 13 have been valued at the contract price in our initial measurement, resulting in intangible assets other than goodwill, primarily Intellectual Property consisting of two (2) patents with remaining lives of over 12 years each, a portfolio of product prototypes to be patented, trade secrets, know-how, confidential information and other intellectual property. We expect to incur additional costs to apply for eighteen (18) new patents, in addition to various trademarks and copyrights. Our accounting for the allocation of the relative fair value of the assets acquired in the Dynamac acquisition is still preliminary. The fair value estimates for the assets acquired were based on preliminary calculations, and our estimates and assumptions of the allocation of the relative fair value of these assets to possibly amortizable components, and if any, what period of amortization would be appropriate, are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). These assets will be subject to periodic evaluation and at a minimum will be reviewed annually for impairment. The Company also assesses these assets for impairment based on their future cash flows

ACCOUNTS RECEIVABLE — Management records receivables at net realizable value and they generally do not bear interest. This value includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and economic status of the customers. We consider a receivable delinquent if it is unpaid after 180 days after it is due.

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

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

NOTE 9 — RELATED PARTY TRANSACTIONS - (continued)

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

NOTE 10 — OTHER TERMED DEBTS - (continued)

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

NOTE 11 — STOCKHOLDERS’ EQUITY - (continued)

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

NOTE 11 — STOCKHOLDERS’ EQUITY - (continued)

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

NOTE 13 — COMMITMENTS AND CONTINGENCIES - (continued)

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

On January 21, 2016, Microphase Instruments LLC, a subsidiary of Microphase Corporation (the “Company”) entered into a Purchase Agreement (the “Agreement”) with Dynamac, Inc. (the “Seller”), pursuant to which the Company acquired from the Seller that certain entire line of proprietary radio frequency (RF) and microwave test and measurement products, together with certain corresponding intellectual property, for an aggregate purchase price of approximately $2,500,000 (the “Purchase Price”). The Purchase Price was funded by the $50,000 original deposit, $350,000 paid at closing, $100,000 paid in February 2016, and a series of payments; payable in semi-annual payments of $550,000, due in August 2016 & 2017 and February 2017 & 2018, which the Company imputed interest at 7%, its most favorable credit line rate, and as such is valued at $2,020,425.

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

ITEM 2.   MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q/A and other reports filed by Microphase Corporation (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

The asset acquisition note from Dynamac as of March 31, 2016 will require semi-annual payments due in August 2016 & 2017 and February 2017 & 2018 of $550,000, which the Company imputed interest at 7%, its most favorable credit line rate, and as such is valued at $2,020,425.

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

MICROPHASE CORPORATION

Dated: September 15, 2016	By:	/s/ Necdet Ergul
	Name:	Necdet Ergul
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Ashman
	Name:	James Ashman
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

