Form 10-K
period 2016-06-30
Microphase Corp
filed 2016-10-03
CIK 1574969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE YEAR ENDED JUNE 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐     No ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,149,928 based upon the last sale price at which common equity was sold. As of September 20, 2016, there were 6,200,789 shares of common stock, no par value, outstanding.

Documents Incorporated by Reference

None.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

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

ITEM 1. BUSINESS.

Our Corporate Information

Microphase Corporation was founded in 1955 and is currently a Connecticut corporation. Its predecessors have been in business for over 60 years. Our executive offices are located at 100 Trap Falls Road Extension, Shelton, CT 06484. Our telephone number is (203) 866-8000. Our web site is located at www.microphase.com. The information contained on our website is not incorporated by reference into this Annual Report.

Existing Business

Microphase Corporation is a “design to manufacture” original equipment manufacturer (OEM) providing, primarily as a sub-contractor to prime military contractors, components for radar, electronic warfare (EW) and communication systems. Such components include, radio frequency (RF) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video amplifiers (DLVA) to the military, aerospace and telecommunications industries. Sales to prime contractors of the U.S. Government represent 80% of sales.

Going Concern Opinion

As of June 30, 2016, we had an accumulated deficit of $13,939,651 and a total stockholders’ deficit of $602,207. As of June 30, 2015 we had an accumulated deficit of $12,855,220 and a total stockholders’ deficit of $787,676. A significant amount of capital will be necessary to sustain, grow and advance our business and these conditions raise substantial doubt about our ability to continue as a going concern, as expressed in our Auditor’s report.

Our Business

We design, manufacture and sell microwave electronics components for radar, electronic warfare (“EW”) and communication systems. Such components include radio frequency (“RF”) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video amplifiers (“DLVA”). We and our predecessors have been engaged in this business for over 60 years. Our customers are comprised of the U.S. military and allied militaries, and contractors to the U.S. military including prime contractors and sub-contractors. Our recent technology innovations are used in many significant U.S. Government defense programs, including the Polaris submarine, the F-16 aircraft, the F-35 aircraft and the Predator Drone. Other notable programs in which the Company’s products were used include the Atlas Missile, Vanguard Missile, Polaris Missile System (recipient of citation from the Bureau of Naval Weapons), SHRIKE Missile, ARM Missile, Patriot Missile System, THAAD (Terminal High Altitude Area Defense), the Samos, Tiros, and Currier Space Probes, the B-1 Bomber, the F-1, EA6B, F-14, F-18, and the Gripen fighter.

Received reflected radar signals are usually weak and require complex components and devices for detection, filtering, conditioning, and amplification. Our sophisticated and proprietary technologies enable the ultra-sensitive detection and high precision video amplification that are necessary in order to accurately recover the signals and facilitate use of the information received.

Products

Our advanced technology products include:

•	filters that sort and clarify microwave signals, including multiplexers that are a series of filters combined in a single package;

•	solid state amplifiers that amplify microwave signals;

•	detectors and limiters that are semiconductor devices for detection of radar signals and protection of receivers from damage from high power signals and jamming;

•	detector log video amplifiers that are fully integrated, ruggedized, “mil-spec” signal detection systems;

•	integrated assemblies that combine multiple functions from a range of components and devices, including transmitters, receivers, filters, amplifiers, detectors, and other functionality into single, efficient, high performance, multifunction assemblies;

•	electronic test and measurement probes;

•	universal test and measurement test platforms and fixtures; and

•	utility probes and antenna probes.

Competitive Advantages

We believe that our primary competitive advantages in our core business are our many years of experience in our industry and our many innovative and proprietary advanced technologies. The Company is able to serve customers with product requirements which are highly complex and demand the highest level of precision engineering and manufacturing. Our first diplexer was designed for Lockheed Martin in 1955, and our award-winning multiplexer technology was used on the first Telstar satellite in 1958. Our recent technology innovations are used in significant U.S. Government defense programs, including the F-16 aircraft, the F-35 aircraft and the Predator Drone.

In the test and measurement (“T&M”) market, our primary competitive advantage is a unique and innovative product line which delivers superior performance compared to existing products and solutions at a fraction of the price of the existing products. Our new T&M products enable customers to conduct tests and measurements on electronic components and receive results in minutes instead of days or weeks, which could dramatically reduce the development time of new electronic products.

Recent Developments

On April 19, 2016, the Company issued in a private placement to a single investor, in exchange for an investment of $250,000, 125,000 shares of its common stock and a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $2.50 per share.

Our Risks and Challenges

An investment in our common stock involves a high degree of risk, including risks related to the following:

•	We have not been profitable during the past three fiscal years.

•	Our current revenue is largely derived from the U.S. Government and prime defense contractors to the U.S. Government and its allies, and the loss of these relationships, a reduction in U.S. Government funding or a change in U.S. Government spending priorities could have an adverse impact on our business.

•	We depend on U.S. Government contracts designated for major defense contractors, which often provide only partial funding, are subject to immediate termination and are heavily regulated and audited. The termination or failure to fund or negative audit findings for one or more of these contracts could have an adverse impact on our business.

•	Our business could be negatively impacted by cybersecurity threats and other security threats and disruptions.

•	We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnities.

•	Our auditors have expressed substantial doubt about our ability to continue as a “going concern.”

Emerging Growth Company under the JOBS Act

As a company with less than $1.0 billion in revenues during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of reduced reporting requirements and are relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

•	we may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	we are exempt from the requirement to obtain an attestation and report from our auditors on whether we maintained effective internal control over financial reporting under the Sarbanes-Oxley Act;

•	we are permitted to provide less extensive disclosure about our executive compensation arrangements; and

•	we are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of these provisions for up to five years if we continue to be an emerging growth company. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our shares held by non-affiliates or issue more than $1.0 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. We have elected to provide two years of audited financial statements.

Additionally, we have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

Historical Overview

Microphase Corporation was founded in 1955, by Mr. Necdet F. Ergul, and was originally incorporated in the Commonwealth of Massachusetts and reincorporated under Connecticut law in 1959. As we enter our 61st year, Microphase, now located in Shelton, CT, is engaged in the design and manufacture of Radio Frequency (RF) and microwave electronic components and subsystems, as one of the oldest and most experienced microwave product companies in the industry. The contributions of Microphase to filter and multiplexer technology have been extensive. As discussed below, since our first diplexer designed for Lockheed Martin in 1955, to the use of our multiplexer on the first Telstar satellite, for which we received a letter of achievement from Bell Labs in 1958, and through the use of our components in significant defense programs more recently, including the Polaris Submarine and the F35 Joint Strike Fighter, we have been recognized as a contributor to vital programs that have marked the evolution of RF components.

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

Microphase Corporation designs and manufactures components and subsystems that carry out these functions. Products include: (1) Filters that sort out and clarify microwave signals; (2) Multiplexers that are a series of filters combined in a single package; (3) Solid State Amplifiers that amplify microwave signals; (4) Detectors and Limiters that are semiconductor devices for detection of radar signals and protection of receivers from damage from high power signals and jamming; (5) Detector Log Video Amplifiers that are fully integrated detection systems ruggedized to meet the most stringent requirements of military environments; and (6) Integrated Assemblies that combine multiple functions from a range of components and devices including transmitters, receivers, filters, amplifiers, detectors, and other functionality into single, efficient, high performance, multifunction assemblies.

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

Principal Customers; Government Contracts

The percentage of our revenue that was derived from sales to the U.S. Government and to major defense contractors of advanced weapons systems to U.S. Government customers, including the Military, the DoD and intelligence and civilian agencies, was approximately 87 percent in fiscal 2016 compared with approximately 86 percent in fiscal 2015 and 96 percent in fiscal 2014. Our U.S. Government sales are predominantly derived from contracts with prime military contractors to the U.S. Government.

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

Growth Strategy

While our core market historically has been the military electronics defense industry, we intend to leverage our high-frequency RF and microwave expertise to expand into high growth sectors of the wireless and RF microwave industries where we believe that we can command significant leadership. Our strategic plan for future growth is to develop and/or acquire proprietary technologies and solutions that will dramatically leapfrog existing solutions and products in the areas of cost, size, weight, reliability and performance.

As a customer-driven global provider of RF/Microwave components, devices, and integrated assemblies, we plan to expand market penetration in emerging technology markets, including fifth generation (5G) wireless mobile communications, commercial drone systems, and the Internet of Things (“IoT”), which provides for advanced interconnection of devices, systems, and services within the existing Internet infrastructure and is expected to rely heavily on wireless links to enable automation in nearly all fields from residential to commercial, healthcare and industrial markets.

The Company is working to develop innovative solutions that we expect will drive our strategic roadmap for long-term growth and profitability. Discussions are underway for collaboration and joint development with certain potential strategic partners as we aggressively pursue access to niche products and solutions with first-to-market opportunities in these high growth market segments. This strategy should enable Microphase to broaden its customer base and reduce risk by spreading its revenue base across multiple market sectors. Acquisitions, if completed successfully, could increase our market share and the technology value of our product lines as well as broaden our product offerings and diversify our customer base. We believe that we are well positioned to capitalize on growth opportunities in the following three key market segments:

•	test and measurements;

•	electronic filters; and

•	high power amplifiers.

Test and Measurements

We believe that there are significant potential opportunities in the RF/Microwave Test and Measurement industry for low-cost high frequency test solutions. We plan to use our core competencies, technologies, and resources to develop, manufacture, and market a unique portfolio of the industry’s first low-cost RF/Microwave and Millimeter-wave test and measurement products as alternative commercial products to conventional expensive custom test solutions.

On January 21, 2016, the Company entered the T&M industry by closing on a purchase agreement with Dynamac, Inc. (“Dynamac”), pursuant to which the Company acquired certain assets in a line of proprietary RF and microwave test and measurement products, as well as related intellectual property. These test and measurement products are designed to test active and passive electronic components, devices and board level systems. The product line includes a unique portfolio of test and measurement products that we expect could reduce the test and measurement time for developers of electronic products from days or weeks to minutes.

According to the U.S. Department of Labor and Frost and Sullivan, the global RF/microwave test and measurement industry is estimated to reach $4.2 billion in 2016, growing at a compound annual rate of 7% as the increasing complexity of products translates into growth opportunities for RF/microwave test and measurement vendors. Key factors include the growth in wireless and mobile devices, constantly changing wireless standards, and a focus on Multiple Input Multiple Output (“MIMO”) technology using multiple antennas to make use of reflected signals to provide gains in channel quality and improved clarity. As standards continue to evolve and emerge, there is expected to be a greater demand for state of the art vector network and spectrum analyzers and related accessories.

The RF/Microwave test and measurement industry is dominated by five major global test equipment manufacturers, including Keysight Technologies (formerly Agilent Technologies), Anritsu, Rohde & Schwarz, Tektronix (a division of Danaher), and National Instruments. These manufacturers offer a range of vector network and spectrum analyzers which are key electronic test and measurement instruments for test and performance characterization of RF and microwave components, devices, and circuits. In addition to these five major test equipment manufacturers, there are several small manufacturers that offer a wide range of test and measurement tools and accessories, many of which are designed and intended to work and/or interface with test instruments manufactured by these five major manufacturers. Our T&M products include tools and solutions that are intended to interface directly with customers’ test instruments purchased from all the five major test equipment manufacturers, as well as to operate independently of these test instruments and, in some cases, compete with these test instruments.

The T&M product portfolio is currently at a transition point. The first group of products consisting of fully tested engineering prototypes for the initial product offering have been completed and production ready units have been produced. Minor design changes are still anticipated to standardize various parts to streamline manufacturing processes and to reduce unit cost for various products for volume production of the first group. The second group of products which is based on several groundbreaking integrated concepts is currently in development phase to produce functional versions for the follow-on product offerings. The Company has been working on and anticipates it will file more than 22 new patent applications in addition to the two patents that were issued in 2011. One of the issued patents is for a universal test fixture for testing and characterization of high power RF and microwave transistors and diodes and the second is for a calibrated passive impedance probe for impedance and performance measurement of RF microwave components, devices and circuits.

Electronic Filters

An electronic filter provides a fundamental and necessary function in a communication system or device by allowing a band of desired frequencies to pass and attenuating all others. In doing so, the electronic filter eliminates interference and noise to allow communications to take place reliably. Virtually all communications systems, equipment, and devices use electronic filters in one or more places within their network architectures. Electronic filters are vital to the performance and operation of modern commercial, wireless, military and aerospace communications and electronic systems and devices. Electronic filters, which are also widely known as RF & Microwave filters, are designed to operate at radio, microwave, and millimeter-wave frequencies and are also used as building blocks for construction of duplexers, triplexers, quadplexers and the like, allowing two or more receivers and/or transmitters to simultaneously operate using a common single antenna.

Microphase has been developing and manufacturing high value, low volume electronic filters for the aerospace and defense market for over 60 years. Recently, the Company has been collaborating with another company to develop a line of filters based on an innovative new technology being jointly developed. This arrangement is expected to be structured as a joint venture, with such new technology to be owned by the joint venture company. These filters will be designed to be a fraction of the size of current filters, and also be a fraction of the cost. The target markets are defense and aerospace, wireless infrastructure, cellular handsets and other markets. Target customers include existing defense and aerospace customers and new commercial customers. The estimated target market size for the filters is expected to be $3.2 billion in 2016.

High Power Amplifiers

Microphase has been developing low power amplifiers for over 50 years and recently has been working with another company towards developing a new series of high power amplifiers based on a new technology developed by such other company. This arrangement is expected to be structured as a joint venture, with such new technology to be owned by such joint venture company. As proposed, the joint venture partner has developed the two patents and would contribute this intellectual property to the joint venture company and Microphase would commercialize the prototypes and take to market, as well as finishing development, marketing, manufacturing and selling the new amplifier product line. The new technology has been designed to generate multi-kilowatt RF/microwave power and operate at the safety of low DC voltage. It will be designed to be powerful, efficient, light-weight, compact, reliable, tunable, and easily serviceable with low manufacturing cost. The dollar per watt cost is competitive with magnetrons, the lowest price and least reliable source of RF power. The new amplifier will be used in RF/microwave amplifier systems for a wide range of military, commercial and industrial applications. The target market for the high power amplifiers is expected to be $1.7 billion in 2016.

Recent Developments

Pursuant to the Company’s growth strategy, on March 31, 2013 the Company acquired a line of detector log video amplifier (“DLVA”) threat detection products from Microsemi Corporation, a global designer, manufacturer and marketer of analog and mixed-signal integrated circuits and semiconductors. The acquired product line specializes in threat detection assemblies used in many DOD programs. The product line is complementary to Microphase’s existing portfolio of high end Video Amplifier products and has enabled the Company to enhance its market leadership position by allowing it to expand its product offerings. This line of business accounted for 23% of the Company’s 2016 sales.

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

On January 21, 2016, Microphase Instruments LLC, a wholly-owned subsidiary of the Company entered into a Purchase Agreement with Dynamac, Inc. (the “Seller”), pursuant to which the Company acquired from the Seller a line of proprietary radio frequency (RF) and microwave test and measurement products, together with certain corresponding intellectual property, for an aggregate purchase price of $2,500,000. We believe the products and intellectual property acquired through these acquisitions will enable us to grow sales in accordance with our growth strategy. The Dynamac License was recorded at cost. The Company had previously deposited $50,000 and provided a $300,000 note payable, toward the initial contract during fiscal 2015, which was subsequently revised by the Dynamac agreement of January 21, 2016.

The assets acquired in the Dynamac agreement have been valued at the contract price in our initial measurement, resulting in intangible assets other than goodwill, primarily Intellectual Property consisting of two (2) patents with remaining lives of over 12 years each, a portfolio of product prototypes to be patented, trade secrets, know-how, confidential information and other intellectual property. We expect to incur additional costs to apply for eighteen (18) new patents, in addition to various trademarks and copyrights.

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

Multifunction Assemblies and Integrated Subsystems:   Many of Microphase’s products are leveraged, used, and integrated along with other functionality and technologies in the design, development, and manufacture of higher level functionality in smaller and more compact multifunction assemblies offering solutions with substantially reduced risk and complexity when compared to discrete architectures.

Employees

As of June 30, 2016, the Company had 60 full-time employees, 6 part-time employees, 1 paid consultant and 2 contract workers.

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

Risks Related To Our Business

WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY ON A QUARTERLY OR ANNUAL BASIS IS UNCERTAIN, WHICH COULD HAVE A HARMFUL EFFECT ON OUR BUSINESS AND THE VALUE OF OUR COMMON STOCK.

During the past three fiscal years we have incurred losses from operations. These losses are attributable to lower volumes of our products sold to major defense contractors partially as a result of the overall reduction in defense spending and sequestration by the U.S. Congress. As of June 30, 2016, we had an accumulated deficit of $13,939,651 and a total stockholders’ deficit of $602,207. Since the financial crisis of 2008, Microphase has been significantly short of capital needed to acquire parts for production of its products to complete orders for such products. At times, the Company has not had the cash available to make advance payments for the purchase of parts, and then, as a consequence, the Company would not receive the parts from its vendors required to finish a customer order. This would then delay the delivery of products to customers, and would also delay recognition of the resulting revenues and the receipt of cash from the customer. Sometimes after experiencing a delay in delivery of an order from Microphase, the customer would not place its next order with the Company, resulting in a loss of business. Although access to the public financial markets could increase our ability to raise capital, no assurances can be given that a significant liquid market will develop for our common stock, and we may not be, therefore, provided with greater access to capital.

Our future profitability depends upon many factors, including several that are beyond our control. These factors include, without limitation:

·	changes in the demand for our products and services;

·	loss of key customers or contracts;

·	the introduction of competitive products;

·	the failure to gain market acceptance of our new and existing products; and

·	the failure to successfully and cost effectively develop, introduce and market new products, services and product enhancements in a timely manner.

In addition, we are incurring significant legal, accounting, and other expenses related to being a reporting company. As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability.

OUR CURRENT REVENUE IS ALMOST ENTIRELY DERIVED FROM PRIME DEFENSE CONTRACTORS TO THE U.S. GOVERNMENT AND ITS ALLIES, AND THE LOSS OF THESE RELATIONSHIPS, A REDUCTION IN U.S. GOVERNMENT FUNDING OR A CHANGE IN U.S. GOVERNMENT SPENDING PRIORITIES OR BIDDING PROCESSES COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

We are highly dependent on sales to major defense contractors of the U.S. military and its allies, including Lockheed Martin, Raytheon, BAE Systems and SAAB. The percentages of our revenue that were derived from sales to these named major defense contractors and directly to the U.S. Government were 66.8% in fiscal 2016, 65.8% in fiscal 2015, 56.1% in fiscal 2014 and 48.4% in fiscal 2013. Therefore, any significant disruption or deterioration of our relationship with any such major defense contractors or the U.S. Government could materially reduce our revenue. In the twelve months ended June 30, 2016 there were two customers which each accounted for more than 10% of sales: Lockheed Martin and BAE Systems at 27.8% and 17.3% respectively. In the twelve months ended June 30, 2015 there were two customers which each accounted for more than 10% of sales: Lockheed Martin and BAE Systems at 30.6% and 14.5% respectively. Our competitors continuously engage in efforts to expand their business relationships with the same major defense contractors and the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. We expect that a majority of the business that we seek will be awarded through competitive bidding. We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas, and we may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, as well as the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. Following any contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. Major defense contractors to whom we supply components for systems must compete with other major defense contractors (to whom we may not supply components) for military orders from the U.S. Government. In addition, we compete with other policy needs, which may be viewed as more necessary, for limited resources and an ever-changing amount of available funding in the budget and appropriation process. Budget and appropriations decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including sequestration (automatic, across-the-board U.S. Government budgetary spending cuts), and the purchase of our products could be superseded by alternate arrangements. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending, could have material adverse consequences on our future business.

OUR FEDERAL GOVERNMENT CONTRACTS MAY BE TERMINATED BY THE FEDERAL GOVERNMENT AT ANY TIME PRIOR TO THEIR COMPLETION, WHICH COULD LEAD TO UNEXPECTED LOSS OF SALES AND REDUCTION IN OUR BACKLOG.

Under the terms of our federal government contracts, the federal government may unilaterally:

·	terminate or modify existing contracts;

·	reduce the value of existing contracts through partial termination; and

·	delay the payment of our invoices by government payment offices.

The federal government can terminate or modify any of its contracts with us or its prime contractors either for the federal government’s convenience, or if we or its prime contractors default, by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and have a material adverse effect on our ability to compete for future federal government contracts and subcontracts. If the federal government or its prime contractors terminate and/or materially modify any of our contracts or if any applicable options are not exercised, our failure to replace sales generated from such contracts would result in lower sales and could adversely affect our earnings, which could have a material adverse effect on our business, results of operations and financial condition. Our backlog as of March 31, 2016 was approximately $4.8 million. Our backlog could be adversely affected if contracts are modified or terminated.

OUR PRODUCTS WITH MILITARY APPLICATIONS ARE SUBJECT TO EXPORT REGULATIONS, AND COMPLIANCE WITH THESE REGULATIONS MAY BE COSTLY.

We are required to obtain export licenses before filling foreign orders for many of our products that have military or other governmental applications. United States Export Administration regulations control technology exports like our products for reasons of national security and compliance with foreign policy, to guarantee domestic reserves of products in short supply and, under certain circumstances, for the security of a destination country. Thus, any foreign sales of our products requiring export licenses must comply with these general policies. Compliance with these regulations is costly, and these regulations are subject to change, and any such change may require us to improve our technologies, incur expenses or both in order to comply with such regulations.

WE DEPEND ON U.S. GOVERNMENT CONTRACTS ISSUED TO MAJOR DEFENSE CONTRACTORS, WHICH OFTEN ARE ONLY PARTIALLY FUNDED, SUBJECT TO IMMEDIATE TERMINATION, AND HEAVILY REGULATED AND AUDITED. THE TERMINATION OR FAILURE TO FUND, OR NEGATIVE AUDIT FINDINGS FOR, ONE OR MORE OF THESE CONTRACTS COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

Over its lifetime, a U.S. Government program awarded to a major defense contractor may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. Government programs is subject to Congressional appropriations. Although multi-year contracts may be authorized and appropriated in connection with major procurements, Congress generally appropriates funds on a fiscal year basis. Procurement funds are typically made available for obligations over the course of one to three years. Consequently, programs often receive only partial funding initially, and additional funds are designated only as Congress authorizes further appropriations. The termination of funding for a U.S. Government program with respect to major defense contractors for whom we are a subcontractor would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of, or failure to commit additional funds to, a program for which we are a subcontractor could result in lost revenue and increase our overall costs of doing business.

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

In addition, U.S. Government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience upon the payment only for work done and commitments made at the time of termination. We can give no assurance that one or more of the U.S. Government contracts with a major defense contractor under which we provide component products will not be terminated under these circumstances. Also, we can give no assurance that we will be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of our U.S. Government contracts. Because a significant portion of our revenue is dependent on our performance and payment under our U.S. Government contracts, the loss of one or more large contracts could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our government business also is subject to specific procurement regulations and other requirements. These requirements, although customary in U.S. Government contracts, increase our performance and compliance costs. In addition, these costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our business, financial condition, results of operations and cash flows. Failure to comply with these regulations and requirements could lead to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment from U.S. Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws, including those related to procurement integrity, export control, U.S. Government security regulations, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. Government contract or relationship as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. Government contracts.

OUR FAILURE TO COMPLY WITH THE OBLIGATIONS SET FORTH IN THE AGREEMENTS ENTERED INTO WITH GERBER FINANCE, INC., INCLUDING FAILURE TO COMPLY WITH FINANCIAL COVENANTS, MAY RESULT IN THE FORECLOSURE OF OUR, INCLUDING OUR SUBSIDIARIES’, PLEDGED ASSETS AND OTHER ADVERSE CONSEQUENCES.

We entered into a revolving credit facility with Gerber Finance, Inc. (“Gerber”) in 2012, as amended, with a maximum borrowing availability of $1,400,000 (the “Gerber Facility”). We have been in non-compliance with certain covenants since 2012 and are currently in discussions with Gerber regarding revising those covenants. Our failure to resolve any non-compliance with respect to the obligations under this credit facility and related documents or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse consequences. Such obligations include satisfaction of certain financial covenants including those related to our net worth and net income and subordinated debt, with which we may not be able to comply. Any such failure to resolve any non-compliance with respect to such financial covenants could result in an event of default.

OUR BUSINESS COULD BE NEGATIVELY IMPACTED BY CYBERSECURITY THREATS AND OTHER SECURITY THREATS AND DISRUPTIONS.

As a U.S. Government defense contractor, we face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, threats to physical security, and possible domestic terrorism events. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. We are also involved with information technology systems for certain customers and other third parties, which generally face similar security threats. Cybersecurity threats in particular, are persistent, evolve quickly and include, but are not limited to, computer viruses, attempts to access information, denial of service and other electronic security breaches. We believe we have implemented appropriate measures and controls and we have invested in skilled information technology resources to appropriately identify threats and mitigate potential risks, but there can be no assurance that such actions will be sufficient to prevent disruptions to mission critical systems, the unauthorized release of confidential information or corruption of data. A security breach or other significant disruption involving these types of information and information technology networks and related systems could:

·	disrupt the proper functioning of these networks and systems and therefore our operations and/or those of certain of our customers;

·	result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

·	compromise national security and other sensitive government functions;

·	require significant management attention and resources to remedy the damages that result;

·	subject us to claims for breach of contract, damages, credits, penalties or termination; and

·	damage our reputation with our customers (particularly agencies of the U.S. Government) and the public generally.

Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations and cash flows.

WE ENTER INTO FIXED-PRICE CONTRACTS THAT COULD SUBJECT US TO LOSSES IN THE EVENT OF COST OVERRUNS OR A SIGNIFICANT INCREASE IN INFLATION.

We have a number of fixed-price contracts which allow us to benefit from cost savings but subject us to the risk of potential cost overruns, particularly for firm fixed-price contracts, because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us. The U.S. and other countries also may experience a significant increase in inflation. A significant increase in inflation rates could have a significant adverse impact on the profitability of these contracts. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Cost overruns could have an adverse impact on our financial results.

WE DERIVE A PORTION OF OUR REVENUE FROM INTERNATIONAL OPERATIONS AND ARE SUBJECT TO SOME OF THE RISKS OF DOING BUSINESS INTERNATIONALLY.

We are dependent on sales to customers outside the U.S. The percentage of our total revenue represented by revenue from products and services exported from the U.S. (including foreign military sales) or manufactured or rendered abroad was 13.3% in fiscal 2016, 13.9% in fiscal 2015, 4% in fiscal 2014 and 3% in fiscal 2013. Although we are paid in U.S. dollars for our export products and are therefore not subject to currency fluctuation risks, we are subject to other international business risks including:

·	the laws, regulations and policies of foreign governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act (“FCPA”);

·	changes in regulatory requirements, including business or operating license requirements, imposition of tariffs or embargoes, export controls and other trade restrictions;

·	uncertainties and restrictions concerning the availability of funding, credit or guarantees;

·	the complexity and necessity of using, and disruptions involving, our international dealers, distributors, sales representatives and consultants;

·	import and export licensing requirements and regulations, as well as unforeseen changes in export regulations;

·	uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses; and

·	rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY A NEGATIVE AUDIT OR INVESTIGATORY FINDING BY THE U.S. GOVERNMENT.

As a government contractor, we are subject to audits and investigations by U.S. Government agencies including the Defense Contract Audit Agency (the “DCAA”), the Defense Contract Management Agency (the “DCMA”), the Inspector General of the Department of Defense (the “DoD”) and other departments and agencies, the Government Accountability Office, the Department of Justice (the “DoJ”) and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether a contractor’s operations are being conducted in accordance with applicable requirements. The DCAA and DCMA also review the adequacy of, and compliance with, a contractor’s internal control systems and policies, including the contractor’s accounting, purchasing, property, estimating, earned value management and material management accounting systems. Our final allowable incurred costs for each year are also subject to audit and have from time to time resulted in disputes between us and the U.S. Government. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

FUTURE LITIGATION OR ADMINISTRATIVE PROCEEDINGS RELATED TO OUR MILITARY PROJECTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OUR OPERATING RESULTS HAVE HISTORICALLY BEEN SUBJECT TO SIGNIFICANT YEARLY AND QUARTERLY FLUCTUATIONS AND ARE EXPECTED TO CONTINUE TO FLUCTUATE.

Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors including:

·	our reliance on a limited number of customers for a large portion of our revenues;

·	our ability to successfully implement programs to stimulate sales by anticipating and offering customized new products and services customers will require in the future to increase the efficiency and profitability of their products;

·	our ability to successfully complete programs on a timely basis, to reduce our cost structure, including fixed costs, to streamline our operations and to reduce product costs;

·	increased price and product competition in our markets;

·	the inherent uncertainties of using forecasts, estimates and assumptions for asset valuations and in determining the amounts of accrued liabilities and other items in our consolidated financial statements;

·	our ability to implement our work plan without negatively impacting our relationships with our customers, the delivery of products based on new and developing technologies, the delivery of high quality products at competitive prices, the maintenance of technological leadership, the effectiveness of our internal processes and organizations and the retention of qualified personnel;

·	fluctuations in our gross margins;

·	the development, introduction and market acceptance of new technologies;

·	variations in sales channels, product costs and the mix of products sold;

·	the size and timing of customer orders and shipments;

·	our ability to maintain appropriate inventory levels;

·	the impact of acquired businesses and technologies;

·	the impact of our product development schedules, product quality variances, manufacturing capacity and lead times required to produce our products;

·	changes in legislation, regulation and/or accounting rules;

·	the impact of higher insurance premiums and deductibles and greater limitations on insurance coverage; and

·	acts of terrorism or the outbreak of hostilities or armed conflict between countries.

THERE ARE A NUMBER OF TRENDS AND FACTORS WHICH AFFECT OUR MARKETS, INCLUDING ECONOMIC CONDITIONS IN THE UNITED STATES, EUROPE AND GLOBALLY, THAT ARE BEYOND OUR CONTROL. THESE TRENDS AND FACTORS MAY RESULT IN REDUCED DEMAND AND PRICING PRESSURE ON OUR PRODUCTS.

There are trends and factors affecting our markets that are beyond our control and may affect our operations. Such trends and factors include:

·	adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;

·	reduced capital spending and/or negative economic conditions in the United States, Europe as well as other areas of the world;

·	adverse changes in our credit condition or the credit quality of our customers and suppliers;

·	adverse changes in demand for our specialized products in the market;

·	the trend towards the sale of integrated products that do not require the components we make;

·	uncertainty of the actual size and timing of capital expenditures by military customers;

·	uncertainty surrounding inventory practices, including the timing of product and service deployment, of our customers;

·	policies of our customers regarding utilization of single or multiple vendors for the products they purchase;

·	the overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers;

·	conditions in the broader market for military and communications products;

·	governmental regulation or intervention affecting our products; and

·	the effects of war and acts of terrorism, such as disruptions in general global economic activity, and changes in logistics and security arrangements that reduced customer demand for our products and services.

A NUMBER OF FACTORS COULD NEGATIVELY IMPACT OUR GROSS MARGINS, WHICH IN TURN WOULD NEGATIVELY AFFECT OUR OPERATING RESULTS.

Our gross margins may be negatively affected by a result of a number of factors, including:

·	increased price competition;

·	excess capacity or excess fixed assets;

·	customer and contract settlements;

·	higher product, material or labor costs;

·	increased inventory provisions or contract and customer settlement costs;

·	warranty costs;

·	obsolescence;

·	loss of cost savings on future inventory purchases as a result of high inventory levels;

·	introductions of new products and costs of entering new markets;

·	increased levels of customer services;

·	changes in distribution channels; and

·	changes in product and geographic mix.

FUTURE CASH FLOW FLUCTUATIONS MAY AFFECT OUR ABILITY TO FUND OUR WORKING CAPITAL REQUIREMENTS OR ACHIEVE OUR BUSINESS OBJECTIVES IN A TIMELY MANNER.

Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, as described above. However, a substantial slow-down in capital spending by our customers may require us to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect. Our inability to manage cash flow fluctuations resulting from the above factors could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner.

OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED BY INCREASED LEVELS OF DEBT.

In order to finance our business or to finance possible acquisitions we may incur significant levels of debt compared to historical levels. A high level of debt, arduous or restrictive terms and conditions relating to accessing certain sources of funding, failure to meet the financial and/or other covenants in our credit facility and any significant reduction in, or access to, such facilities, poor business performance or lower than expected cash inflows could have adverse consequences on our ability to fund our business and the operation of our business. Other effects of a high level of debt include the following:

·	we may have difficulty borrowing money in the future or accessing sources of funding;

·	we may need to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;

·	a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business; and

·	if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products, sell assets and/or forego business opportunities including acquisitions, research and development projects or product design enhancements.

THE TESTING OF ELECTRONIC COMMUNICATIONS EQUIPMENT AND THE ACCURATE TRANSMISSION OF INFORMATION ENTAIL A RISK OF PRODUCT LIABILITY CLAIMS BY CUSTOMERS AND OTHERS.

Product liability claims may be asserted against us by end-users of any of our products. We maintain product liability insurance coverage with an aggregate annual liability coverage limit, regardless of the number of occurrences, of $2.0 million. There is no assurance that such insurance will continue to be available at a reasonable cost or will be sufficient to cover all possible liabilities. In the event of a successful suit against us, lack or insufficiency of insurance coverage could result in substantial cost and could have a material adverse effect on our business.

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

WE PLAN TO CONTINUE TO PURSUE AND CONSUMMATE, STRATEGIC ACQUISITIONS AND DIVESTITURES THAT COULD INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES.

Strategic acquisitions, joint ventures and divestitures that we plan to continue to pursue and consummate present significant risks and uncertainties, which include:

·	difficulty in identifying and evaluating potential acquisitions, including the risk that our due diligence does not identify or fully assess valuation issues, potential liabilities or other acquisition risks;

·	difficulty in integrating newly acquired businesses and operations, including combining product and service offerings, and in entering into new markets in which we are not experienced, in an efficient and cost-effective manner while maintaining adequate standards, controls and procedures, and the risk that we encounter significant unanticipated costs or other problems associated with integration;

·	difficulty in consolidating and rationalizing IT infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code;

·	challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;

·	risk that our markets do not evolve as anticipated and that the strategic acquisitions and divestitures do not prove to be those needed to be successful in those markets;

·	risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties;

·	potential loss of key employees or customers of the businesses acquired or to be divested;

·	risk that we are not able to complete strategic divestitures on satisfactory terms and conditions or within expected timeframes;

·	risk of diverting the attention of senior management and other resources from our existing operations;

·	risk that the industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those we need to be successful in the industry;

·	risk that future valuations of acquired businesses may decrease from the price we paid for these acquisitions;

·	generation of insufficient revenues by acquired businesses to offset increased operating expenses associated with these acquisitions;

·	potential difficulties in completing in-process research and development projects and delivering high quality products to our customers;

·	potential difficulties in integrating new products, businesses and operations in an efficient and effective manner;

·	risk that our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;

·	potential loss of key employees, particularly those of the acquired organization;

·	risk of entering new markets in which we have limited experience and where competitors may have a stronger market presence;

·	problems integrating the purchased operations, personnel or technologies; and

·	unanticipated costs.

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

In addition to making acquisitions we intend to grow our business organically, focusing on sales to further increase our revenues and backlog, and ramping up manufacturing to meet the increased demand. This has been especially challenging in the past given our limited success in significantly expanding our product offerings. We may encounter difficulties caused by a number of factors, some of which are out of our control, including: operational or personnel issues; delays in obtaining (or failure to obtain) required parts, supplies, or third-party technology; global recession concerns; and access to credit by our customers, our suppliers, or ourselves. In addition, our competitors may be more successful than we are technologically or in terms of sales generation.

THE OUTCOME OF LITIGATION OR ARBITRATION IN WHICH WE ARE INVOLVED OR MAY BECOME INVOLVED IS UNPREDICTABLE AND AN ADVERSE DECISION IN ANY SUCH MATTER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

From time to time, we may become defendants in a number of litigation matters and we may become involved in a number of arbitrations. These actions may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits or arbitrations could have a material adverse effect on our financial condition, results of operations and cash flows.

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

As part of our overall strategy, we will, from time to time, acquire a minority or majority interest in businesses. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates.

IF WE ARE UNABLE TO FULFILL BACKLOG ORDERS DUE TO CIRCUMSTANCES INVOLVING US OR ONE OR MORE OF OUR SUPPLIERS OR CUSTOMERS, OUR ANTICIPATED RESULTS OF OPERATIONS WILL SUFFER.

As of June 30, 2016, we had approximately $3.3 million in backlog orders for our products. Backlog orders represent revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog orders are due, in large part, to the long lead-times associated with our electronic device products, which products generally are custom built to order. We may encounter difficulties in fulfilling these orders and commitments, which could lead to failing to deliver them in a timely manner. We may not ultimately recognize as revenue the amounts reflected as backlog. Factors that could affect our ability to fulfill backlog orders include difficulty we may experience in obtaining raw materials or sub-assemblies from suppliers, whether due to obsolescence, cash limitations, production difficulties on the part of suppliers, including the longer lead times we have recently seen with many suppliers, or customer-induced delays and product holds. If we are required to locate new suppliers or additional sources of supply, we could experience a disruption in our operations or incur additional costs in procuring required materials. Our anticipated results of operations and cash flows will suffer to the extent we are unable to fulfill backlog orders within established timeframes, particularly if delays in fulfilling backlog orders cause our customers to reduce or cancel their orders. Analysts and investors are likely to view us negatively if we fail to recognize as revenue the amounts reflected as backlog, which could lead to a decrease in our common stock price.

We may not sustain these backlog amounts in the future, particularly if we are not successful in continuing to grow our sales or if our investment in technologies and products or acquisitions fails to translate into increased sales.

THE HIGH COSTS OF BEING A U.S. PUBLIC REGISTRANT HAVE INCREASED OUR OPERATING COSTS.

In order to meet the requirements of becoming a public registrant, we hired a Chief Financial Officer and retained two accounting consultants. We have also incurred additional outside accounting and legal expenses and expenses related to filing documents with the SEC. The Company also retained an investor relations firm and acquired D&O insurance. Going forward we expect to reconstitute our Board of Directors by hiring three independent directors and to incur listing and maintenance fees with regard to the quotation of our stock. These additions have increased our operating costs and the expected additions will further increase them.

THE UNCERTAIN GLOBAL ECONOMY MAY NEGATIVELY AFFECT OUR BUSINESS, MARKET SHARE, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION.

The uncertainty and lack of confidence in the global economy since the global financial crisis — which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economic recession may be prolonged — has had and may continue to have a significant negative effect on our business and operating results. The potential effects of the uncertain global economy are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods.

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

WE MUST MAINTAIN REQUIRED DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS OVER FINANCIAL REPORTING AND MEET THE PUBLIC REPORTING AND THE FINANCIAL REQUIREMENTS FOR OUR BUSINESS.

Our management has a legal and fiduciary duty to establish and maintain disclosure controls and control procedures in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. In addition, our independent registered public accounting firm has not yet performed the attestation process as it was not required, and, if and when it becomes required, we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm. If our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, and related rules and regulations of the SEC. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. This process also results in a diversion of management’s time and attention. In the event that we are unable to maintain compliance with the applicable provisions of Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affected.

COMPETITION WITHIN OUR MARKETS MAY REDUCE OUR REVENUES AND MARKET SHARE.

We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We anticipate increasing competition in our core markets as a result of continued defense industry consolidation, including cross-border consolidation of competition, which has enabled companies to enhance their competitive position and ability to compete against us. We are also facing heightened competition in our domestic and international markets from foreign and multinational firms. In addition, as discussed in more detail above, increased pressure to limit U.S. defense spending and changes in the U.S. Government procurement environment may limit certain future market opportunities. For example, the DoD increasingly is awarding contracts through competitive bidding and relying on competitive contract award types. Additionally, some customers, including the DoD, are increasingly turning to commercial contractors, rather than traditional defense contractors, for information technology and other support work. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share which could negatively impact our results of operations, financial condition or liquidity. In addition, due to the current competitive environment, we continue to see an increase in bid protests from unsuccessful bidders on new program awards. Generally, a bid protest will delay the start of contract activities, delay earnings, and could result in the award decision being overturned, requiring a re-bid of the contract. Our direct competitors include: Akon, American Microwave, LabTec (England), Miteq, Genesis Microwave, Planar Microwave, Teledyne Microwave, Herotech, Skyworks, K & L Microwave, Filtronetics, Anatech Electronics, Delta Microwave, Eastern Wireless TeleComm Inc., Lark Engineering, Lorch Microwave, Narda Microwave East, and Spectrum Microwave.

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

RAPID GROWTH ESSENTIAL TO OUR BECOMING PROFITABLE COULD RESULT IN A STRAIN ON OUR RESOURCES.

Because of our size, growth will likely place a significant strain on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including difficulties associated with the recruitment and retention of experienced managers and engineers, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute this aspect of our business plan.

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

The design and sales cycle for our custom products, from initial contact by our sales force to the commencement of shipments of those products, may be lengthy. In this process, our engineers work closely with the customer to analyze the customer’s system requirements and establish a technical specification for the custom product. We then select a process, evaluate components, and establish assembly and test procedures before manufacturing can begin. The length of this cycle is influenced by many factors, including the difficulty of the technical specification, the novelty and complexity of the design and the customer’s procurement processes. Our customers typically do not commit to purchase significant quantities of the custom product until they are ready to commence volume shipments of their own system or equipment. Our receipt of substantial revenue from sales of a custom product often depends on that customer’s commercial success in manufacturing and selling its system or equipment that incorporates our custom product. As a result, a significant period may elapse between our investment of time and resources in designing and developing a custom product and our receipt of substantial revenue from sales of that custom product. The length of this process may increase the risk that a customer will decide to cancel or change its plans related to its system or equipment. Such a cancellation or change in plans by a customer could cause us to lose anticipated sales. In addition, our business, results of operations and financial condition could be materially adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle, chooses not to release its system or equipment that contains our custom products, or is not successful in the sale and marketing of its system or equipment that contains our custom products.

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

IF WE EXPERIENCE QUALITY CONTROL PROBLEMS OR SUPPLIER SHORTAGES FROM POTENTIAL SUPPLIERS, OUR REVENUES AND PROFIT MARGINS MAY SUFFER.

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

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO DEVELOP NEW OFFERINGS AND TECHNOLOGIES FOR OUR CURRENT AND FUTURE MARKETS.

To achieve our business strategies and continue to grow our revenues, we must successfully develop new offerings and technologies or adapt or modify our existing offerings and technologies for our current core defense markets and our future markets, including new growth and emerging markets. Accordingly, our future performance depends on a number of factors, including our ability to:

·	identify emerging technological trends in our current and target markets;

·	identify additional uses for our existing technology to address customer needs in our current and future markets;

·	enhance our offerings by adding innovative features that differentiate our offerings from those of our competitors;

·	develop and manufacture and bring solutions to market quickly at cost-effective prices; and

·	effectively structure our businesses, through the use of joint ventures, collaborative agreements and other forms of alliances, to reflect the competitive environment.

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

Many of the markets we serve are characterized by vigorous protection and pursuit of intellectual property rights, which may result in protracted and expensive litigation. Third parties may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and we may be found to be infringing or to have infringed directly or indirectly upon those intellectual property rights. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements, and we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products, services and solutions. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements to establish and protect our intellectual property rights. If we fail to successfully protect and enforce these rights, our competitive position could suffer. Our prospective patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage. We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD AFFECT OUR ABILITY TO COMPETE.

There can be no assurance that trade secrets and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. We enter into confidentiality and invention assignment agreements with our employees and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and prevent disclosure of our proprietary information. These measures may not suffice to deter misappropriation or third party development of similar technologies. Moreover, the laws concerning intellectual property vary among nations and the protection provided to our intellectual property by the laws and courts of foreign nations may not be as advantageous to us as the remedies available under U.S. law. In order to maintain strict confidentiality, we do not file patents to protect our intellectual property.

MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO. IF WE ARE UNABLE TO KEEP PACE WITH OUR COMPETITORS IN ANTICIPATING AND RESPONDING TO THE RAPID CHANGES INVOLVING THE MILITARY INDUSTRIES, WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH THEM, AND OUR STOCK PRICE MAY DECLINE.

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

We have entered into licenses and other agreements with third parties for hardware, software, telecommunications and database services in connection with the operation of our facilities. We may be subject to disruptions of our operational systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and telecommunications outages). These third party systems and licenses on which we rely could also suffer operational system failure. Any interruptions to our arrangements with third parties, to our computing and communications infrastructure, or our information systems could significantly disrupt our business operations and result in potential liability or reputational damage or otherwise have an adverse impact on our financial results.

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

WE DO NOT HAVE A FORMAL SUCCESSION PLAN.

Mr. Necdet F. Ergul, our Chief Executive Officer and President, is 92 years old. His age creates the risk of the loss of his services, either permanently or for an indeterminate period of time. In such circumstances, we would be obligated to find a replacement for him and during the period of the search for a replacement, our operating results might be adversely affected. We do not have a formal succession plan and cannot assure you that we will establish one in a timely fashion or at all.

WE MAY NOT BE ABLE TO ATTRACT OR RETAIN THE SPECIALIZED TECHNICAL AND MANAGERIAL PERSONNEL NECESSARY TO ACHIEVE OUR BUSINESS OBJECTIVES.

Competition for certain key positions and specialized technical personnel in the high-technology industry is strong. We believe that our future success depends in part on our continued ability to train, hire, assimilate, and retain qualified personnel in a timely manner, particularly our Chief Executive Officer, other senior executives and other key positions in our areas of potential growth.

We may find it difficult to attract or retain qualified employees because of our size. In addition, if we do not properly size our workforce and retain those employees with the appropriate skills, our ability to compete effectively may be adversely affected. If we are not successful in attracting and retaining qualified employees, we may not have the necessary personnel to effectively compete in the highly dynamic, specialized and volatile industry in which we operate or to achieve our business objectives.

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

THE LOSS OF ONE OR MORE MEMBERS OF OUR SENIOR MANAGEMENT TEAM OR KEY PERSONNEL MAY ADVERSELY AFFECT OUR ABILITY TO IMPLEMENT OUR STRATEGY.

Our success depends to a significant extent upon the continued services of Mr. Necdet F. Ergul, Mr. James Ashman, Mr. Michael Ghadaksaz and Mr. Brian Kelly. The loss of the services of Messrs. Ergul, Ashman, Ghadaksaz or Kelly could have a material adverse effect on our growth, revenues, and prospective business. In particular, the departure of Mr. Kelly, a consultant currently acting as the Company’s General Manager from the Company could result in an event of default under the Gerber Facility. These individuals are committed to the Company and willing to devote their full time and energy to the Company; however, any of these persons could terminate their employment with us with little or no prior notice. We do not have “key person” life insurance policies covering any of our employees. Additionally, there are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of our products, and we may face challenges hiring and retaining these types of employees.

We depend on our experienced management team and the loss of one or more key executives could have a negative impact on our business. We also depend on our ability to retain and motivate key employees and attract qualified new employees. If we lose a member of the management team or a key employee, we may not be able to replace him or her. Integrating new employees into our management team and training new employees with no prior experience in our industry could prove disruptive to our operations, require a disproportionate amount of resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient technical and managerial personnel could limit or delay our development efforts, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related To Our Common Stock

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

While we expect to have sufficient funds to execute our business plan for at least 12 months, assuming completion of the public offering contemplated in the Company’s second fiscal quarter of 2017, we may need additional funds in the future to execute additional prospective joint ventures or acquisitions or due to changed business conditions or other future developments.. As a result, we may require additional funds from future equity or debt financings, including sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 7,800,000 shares of common stock and 200,000 shares of preferred stock. Additionally, assuming completion of reincorporation in Delaware, which is currently contemplated, we will be authorized to issue 110,000,000 shares, of which 100,000,000 are for shares of common stock, $0.0001 par value per share, 200,000 are for shares of preferred stock, par value $100 per share, all of which have been designated as Series A Convertible Preferred Stock and 9,800,000 are for shares of “blank check” preferred stock, having such designations, rights and preferences as the Board of Directors may determine, in its sole discretion, from time to time. The potential issuance of such additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.

OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION ALLOWS FOR OUR BOARD OF DIRECTORS TO CREATE NEW SERIES OF PREFERRED STOCK WITHOUT FURTHER APPROVAL BY OUR STOCKHOLDERS, WHICH COULD HAVE AN ANTI-TAKEOVER EFFECT AND COULD ADVERSELY AFFECT HOLDERS OF OUR COMMON STOCK.

Our authorized capital includes preferred stock issuable in one or more series. Our board of directors has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of additional preferred stock, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of common stock of a premium that they might otherwise realize in connection with a proposed acquisition of the Company.

TWO OF OUR STOCKHOLDERS OWN A SIGNIFICANT PERCENTAGE OF OUR STOCK AND WILL BE ABLE TO EXERT SIGNIFICANT CONTROL OVER MATTERS SUBJECT TO STOCKHOLDER APPROVAL.

Currently, assuming conversion of preferred stock, 57.77% of our outstanding common stock will be owned by Microphase Holding Company, LLC and separately 36.84% by the RCKJ Trust and 25.33% by the Ergul Family Limited Partnership.

Microphase Holding is owned 50% by RCKJ Trust and 50% by the Ergul Family Limited Partnership. Decisions with respect to the voting and disposition of the Company shares owned by Microphase Holding are required to be made by a unanimous vote of the members. The beneficial owners for economic purposes of the Ergul Family Limited Partnership are Necdet Ergul, Eda Peterson, Berrin Snyder and Ergul Corporation. Ronald A. Durando, who was the Company’s chief operating officer until his resignation in January 2015 and who is currently employed by the Company as Strategic Advisor, assigned all his direct and indirect interests in the capital stock of the Company to the RCKJ Trust. Decisions with respect to the voting and disposition of such shares are made by the trustee, Dennis Durando, Ronald A. Durando’s brother.

These two stockholders may be able to substantially determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to substantially control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of these stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

THERE CAN BE NO ASSURANCES THAT OUR SHARES WILL BE LISTED ON THE NASDAQ CAPITAL MARKET AND, IF THEY ARE, OUR SHARES WILL BE SUBJECT TO POTENTIAL DELISTING IF WE DO NOT MEET OR CONTINUE TO MAINTAIN THE LISTING REQUIREMENTS OF THE NASDAQ CAPITAL MARKET.

We intend to apply to list the shares of our common stock on the NASDAQ Capital Market, or NASDAQ. An approval of our listing application by NASDAQ will be subject to, among other things, our fulfilling all of the listing requirements of NASDAQ. In addition, NASDAQ has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to obtain or maintain our listing, or de-listing from NASDAQ, would make it more difficult for shareholders to dispose of our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES.

Corporate Offices

We maintain our current principal office at 100 Trap Falls Road Extension, Shelton, Connecticut 06484. Our telephone number at this office is (203) 866-8000. In November 2013 the Company sold its headquarters building in Norwalk, CT to 587 Connecticut Avenue LLC. From November 27, 2013 through April 20th, 2015 the Company leased back a portion of the building, approximately 15,000 sq. ft., for $10,103 per month. Under the terms of the lease, either party could terminate the lease with 90 days’ prior notice. The Company moved to Shelton, Connecticut on April 21, 2015, to a facility with 15,000 square feet with monthly rent of $15,000, for a 7-year term with annual escalations of 3%.

In connection with the acquisition of selected assets from Microsemi the Company signed a lease for 4,000 square feet of space at Microsemi Corp’s facility in Folsom, California. The initial terms of the lease were $8,400 per month rent with a term of one year. The lease was renegotiated in April of 2014 with a new rent of $7,000 per month beginning in June 2014. The lease was renegotiated again in February 2015 with new rent of $8,500 per month from February 1, 2015 to June 30, 2015, then $10,000 per month from July 1, 2015 to December 31, 2015, and then $12,000 per month from January 1, 2016 to June 30, 2016. The end of the lease was June 2016, but it was extended for one month to July 31, 2016. The expense for fiscal 2015 was $91,500. The expense for fiscal 2016 was $132,000.  The expense for fiscal 2017 is $12,000.

ITEM 3. LEGAL PROCEEDINGS.

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

We have not previously filed a registration statement that is effective under the Securities Act. Shares sold pursuant to exemptions from registration are deemed to be “restricted” securities as defined by the Securities Act. As of June 30, 2016, out of a total of 6,200,789 shares outstanding, 6,200,789 shares are restricted securities and can only be sold or otherwise transferred pursuant to a registration statement under the Securities Act or pursuant to an available exemption from registration. Of such restricted shares, 3,625,825 (58.5%) shares are held by affiliates (directors, officers and 10% holders), with the balance of 2,574,964 (41.5%) shares being held by non-affiliates. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of a reporting company for at least six months, including any person who may be deemed to be an “affiliate” of the company (as the term “affiliate” is defined under the Securities Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the company’s common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. In order for a stockholder to rely on Rule 144, adequate current public information with respect to the company must be available. A person who is not deemed to be an affiliate of the company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least six months is entitled to sell such shares without regard to the various resale limitations under Rule 144. Under Rule 144, the requirements of paragraphs (c), (e), (f), and (h) of such Rule do not apply to restricted securities sold for the account of a person who is not an affiliate of an issuer at the time of the sale and has not been an affiliate during the preceding three months, provided the securities have been beneficially owned by the seller for a period of at least one year prior to their sale. For purposes hereof, a controlling stockholder is considered to be a person who owns 10% or more of the company’s total outstanding shares, or is otherwise an affiliate of the Company. No individual person owning shares that are considered to be not restricted owns more than 10% of the Company’s total outstanding shares.

(b) Holders

As of June 30, 2016, we had 170 holders of record of common stock per the shareholder list provided by the Company’s transfer agent.

As of June 30, 2016, we had 6 holders of record of the Company’s preferred stock as maintained by the Company’s Secretary and Treasurer.

(c) Dividends

The Registrant has not paid any cash dividends on common stock to date and does not anticipate or contemplate paying any dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the growth of the Registrant’s business.

(d) Securities Authorized for issuance under Equity Compensation Plans

We currently do not have an equity compensation plan. The Board of Directors authorized the implementation of a stock option plan referred to as the 2015 Microphase Stock Option Plan with an initial reserve of 250,000 shares of common stock. The Board awarded 75,000 options to an officer in September 2016.

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

During the Fiscal Year ended June 30, 2016, the Company issued 80,000 shares of its Common Stock to two consultants pursuant to consulting agreements and 210,000 shares to two Officers and Directors for services, respectively, valued at $580,000, which was charged to selling general and administrative expense for this period. Also during the fiscal year ended June 30, 2016, the Company granted options to an Officer and Director for services to purchase 75,000 shares of Common Stock, with an exercise price of $2.00, with a term of 7 years, and which rights vest over the next three years. The total value of these options was estimated to be $106,200 using the Black Scholes method, based on an assumed volatility of 112.5% and an interest rate of .09% resulting in a $35,400 charge to selling general and administrative expense for the fiscal year ended June 30, 2016, deferring the balance of which $35,400 will be charged each October 1 of 2016 and 2017 for fiscal 2017 & 2018, as vested.

During the Fiscal Year ended June 30, 2016, the Company completed a private placement of its common stock to an accredited investor pursuant to Rule 504 of regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company issued 125,000 shares of its common stock at $2.00 per share together with a 5 year warrant to purchase up to 125,000 additional shares of our common stock at $2.50 to the investor and 25,000 shares to the placement agent, and received net proceeds of $225,000 after deducting $25,000 of cash costs, which was used for working capital.

Also during the Fiscal Year ended June 30, 2016, the Company’s President converted $252,815 of unpaid compensation into 168,550 shares of Common Stock resulting in a loss on the settlement of liabilities of $84,271. The President also converted $69,310 of related party loans, including $39,366 of accrued interest, into 46,200 shares of Common Stock resulting in a loss on the settlement of liabilities of $23,103. In total the Company settled $322,125 of related liabilities and recorded a $107,375 loss on the settlement of liabilities with related parties for a total of 214,750 shares of Common Stock valued at $429,500.

During the Fiscal Year ended June 30, 2016, the Company issued 770,733 shares of the Company’s Common Stock pursuant to the conversion of 11,561 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) held by the RCKJ Trust. The issuance did not result in any proceeds to the Company as the conversion to common shares effectively cancelled 11,561 shares of Preferred Stock previously acquired by the holder.

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

During the Fiscal Year ended June 30, 2016, the Company issued 770,733 shares of the Company’s Common Stock pursuant to the conversion of 11,561 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) held by the RCKJ Trust. The issuance did not result in any proceeds to the Company as the conversion to common shares effectively cancelled 11,561 shares of Preferred Stock previously acquired by the holder.

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

As of June 30, 2016, 15,382 preferred shares are outstanding and cumulative undeclared dividends on preferred stock total $243,788.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and notes included in this annual report. The statement of operations data for the years ended June 30, 2016, 2015, 2014 and 2013 and the balance sheet data as of June 30, 2016, 2015, 2014 and 2013 are derived from financial statements that have been audited by Rosenberg, Rich, Baker, Berman & Company.

SUMMARY OPERATING DATA

	Fiscal Years Ended June 30,
	2016	2015	2014	2013
Total Revenues	$9,121,307	$8,176,352	$7,198,816	$5,473,756
Cost of Sales	(5,294,017)	(4,557,285)	(4,285,313)	(3,625,158)
Gross Profit	3,827,290	3,619,067	2,913,503	1,848,598
General and administrative	(3,413,733)	(3,678,133)	(2,573,984)	(2,693,692)
Research and Development	(979,461)	(943,084)	(717,847)	(681,632)
Other income (expense) net	(186,792)	(212,143)	(59,854)	(14,222)
Interest income (expense)	(331,735)	(264,015)	(421,597)	(374,640)
Realized Gain on Sale of Building	-	-	2,355,904	-
Net (Loss) Income	(1,084,431)	(1,478,308)	1,496,125	(1,915,588)
Preferred dividends declared	-	(659,649)	-	-
Net ( Loss) Income available to common shareholders	$(1,084,431)	$(2,137,957)	$1,496,125	$(1,915,588)
Basic & Diluted Net income (loss) per share:	$(0.20)	$(0.51)	$0.53	$(0.96)
Weighted Average shares outstanding	5,337,519	4,233,158	2,844,806	1,991,791

BALANCE SHEET DATA

 Year Ended June 30,

	2016	2015	2014	2013
Cash and cash equivalents	$81,224	$127,093	$445,080	$-
Working capital (deficit)	$(2,301,573)	$(1,468,082)	$(1,127,954)	$(2,537,807)
Total assets	$5,534,385	$2,939,174	$2,770,056	$2,686,319
Long-term obligations, net of current portion	$1,611,073	$331,488	$891,552	$3,236,130
Total stockholders’ (deficit)	$(602,207)	$(787,676)	$(1,525,284)	$(4,529,596)

Selected Quarterly Financial Information

The statement of operations data as of the quarterly periods indicated below are derived from unaudited financial statements from the Company’s general ledger for the September quarters for fiscal 2013 & 2014 & the quarterly information for the December information for fiscal 2013 & 2014, from Form 10 Filings. The remaining quarterly information, from March 2015 through June 30, 2016, is taken from our Form 10Q filings and include all adjustments (consisting of normal recurring items) that management considers necessary for a fair presentation of the financial statements.

FISCAL YEAR ENDED JUNE 30, 2016 QUARTERLY	Three Months Ended,
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,	March 31,	June 30,

Total revenues	$2,451,855	$2,598,219	$1,952,817	$2,118,416
Cost of sales	1,415,183	1,347,348	1,374,194	1,157,292
Gross Profit	1,036,672	1,250,871	578,623	961,124
General and administrative	(703,000)	(1,067,780)	(825,650)	(817,303)
Research and development	(206,314)	(261,150)	(258,410)	(253,587)
Interest expense, Net	(58,171)	(59,287)	(98,832)	(115,445)
Other Income (expense)	1,200	(45,335)	(112,607)	(30,050)
Net ( Loss) Income	$70,387	$(182,681)	$(716,876)	$(255,261)
Preferred dividends declared
Net ( Loss) Income available to common shareholders	$70,387	$(182,681)	$(716,876)	$(255,261)
Basic Net income (loss) per share:	$0.015	$(0.04)	$(0.13)	$(0.04)
Diluted Net income (loss) per share:	0.011	NA	NA	NA
Basic Weighted Average shares outstanding	4,775,306	4,935,433	5,696,039	6,130,789
Diluted Weighted Average shares outstanding	6,122,456	NA	NA	NA

FISCAL YEAR ENDED JUNE 30, 2015 QUARTERLY	Three Months Ended,
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,	March 31,	June 30,

Total revenues	$1,929,183	$1,849,895	$2,305,665	$2,091,609
Cost of sales	(1,105,055)	(1,138,463)	(1,245,837)	(1,067,930)
Gross Profit	824,128	711,432	1,059,828	1,023,679
General and administrative	(683,230)	(1,234,908)	(834,923)	(925,072)
Research and development	(207,243)	(293,386)	(223,564)	(218,891)
Interest expense, Net	(62,688)	(62,547)	(71,235)	(67,545)
Other Income (expense)	2,250	(219,702)	2,742	2,567
Net ( Loss) Income	$(126,783)	$(1,099,111)	$(67,152)	$(185,262)
Preferred dividends declared	-	(659,649)	-	-
Net ( Loss) Income available to common shareholders	$(126,783)	$(1,758,760)	$(67,152)	$(185,262)
Basic & Diluted Net income (loss) per share:	$(0.04)	$(0.45)	$(0.01)	$(0.04)
Weighted Average shares outstanding	3,510,033	3,930,679	4,679,545	4,755,306

FISCAL YEAR ENDED JUNE 30, 2014 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,	March 31,	June 30,

Total revenues	$1,375,953	$1,548,490	$2,058,685	$2,215,688
Cost of sales	(894,055)	(997,744)	(1,120,394)	(1,273,120)
Gross Profit	481,898	550,746	938,291	942,568
General and administrative	(448,364)	(487,946)	(944,411)	(693,263)
Research and development	(165,384)	(156,077)	(191,338)	(205,048)
Interest expense, Net	(108,265)	(127,905)	(86,294)	(99,133)
Other Income (expense)	-	(7,543)	1,154	(53,465)
Realized Gain on Sale of Building	-	2,355,904	-	-
Net ( Loss) Income	$(240,115)	$2,127,179	$(282,598)	$(108,341)
Basic & Diluted Net income (loss) per share:	$(0.10)	$0.81	$(0.10)	$(0.03)
Weighted Average shares outstanding	2,493,641	2,612,734	2,847,937	3,345,533

FISCAL YEAR ENDED JUNE 30, 2013 QUARTERLY	Three Months Ended
STATEMENT OF OPERATIONS DATA:	September 30,	December 31,	March 31,	June 30,

Total revenues	$1,775,373	$1,397,755	$1,277,773	$1,022,855
Cost of sales	(1,039,244)	(905,752)	(930,113)	(750,050)
Gross Profit	736,129	492,003	347,660	272,805
General and administrative	(455,420)	(390,071)	(1,248,927)	(599,274)
Research and development	(212,880)	(184,407)	(171,243)	(113,102)
Interest expense, Net	(52,345)	(55,780)	(110,010)	(156,505)
Other Income (expense)	(3,265)	(949)	(556)	(9,452)
Net ( Loss) Income	$12,219	$(139,204)	$(1,183,076)	$(605,528)
Basic & Diluted Net income (loss) per share:	$0.01	$(0.08)	$(0.53)	$(0.25)
Weighted Average shares outstanding	1,752,258	1,752,258	2,245,833	2,406,547

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

The Company’s RF and microwave products enable the transmission, reception and processing of high frequency signals in defense electronics, homeland security systems and telecommunication networks. Our RF products are typically used in high frequency applications and include filters, switch filters, diplexers, multiplexers, detectors, detector logarithmic video amplifiers (DLVA) and multi-function assemblies. The end products in which the Company’s products are used include fighter planes, missiles, submarines, ships, drones, and IED jammers. Customers include Lockheed Martin, Raytheon, Saab, Rockwell Collins, L3 Communications and Northrup Grumman. Sales to the military markets comprised 100% of sales for 2015 and 2016.

Many years of deficit spending have caused U.S. Government budgets to come under significant pressure in recent years. In particular, the Budget Control Act of 2011 resulted in automatic spending reductions known as sequestration, through budget caps for both defense and non-defense spending. According to usgovernmentspending.com spending on Military Defense has gone from $693.5 billion in the government fiscal year 2010 (ending September 30) to $705.6 billion in 2011, $677.9 billion in 2012, $633.4 billion in 2013, $603.5 in 2014, $597.5 in 2015 and $604.5 in 2016. This decrease has had a significant negative impact on Microphase’s customers, with a resultant negative impact on Microphase’s results during and prior to the past three fiscal years.

The Company is responding to the decrease in the defense budget by pursuing the acquisition of companies and product lines which are similar and/or related to the Company’s existing product lines and which may provide the Company with opportunities to expand beyond military markets. On March 27, 2013, the Company acquired the assets of a DLVA manufacturing business in Folsom, California from Microsemi Corp. pursuant to a purchase agreement (the “Microsemi Agreement”) for a purchase price comprised of $100,000 in cash plus a $650,000 note, which was paid in full prior to its maturity in December 2014 (the “Microsemi Transaction”). The assets acquired pursuant to the Microsemi Agreement, which we operated as a division and refer to as “Microphase West,” Until July 16, 2016.

On July 9, 2014, the Company executed a securities purchase agreement with AmpliTech Group Inc. of Bohemia, New York (“AmpliTech”), which was subsequently amended (as amended, the “AmpliTech Agreement) to purchase 8,666,666 shares of AmpliTech common stock at $0.023 per share for a total purchase price of $200,000. We paid the purchase price in two equal installments of $100,000 on July 31, 2014 and on August 31, 2014. AmpliTech designs, engineers and assembles amplifiers for microwave components primarily for communication systems. As of May 12, 2016, we owned 18.8% of the outstanding shares of AmpliTech common stock. To date, this has been a passive investment.

On January 21, 2016, Microphase Instruments LLC, a wholly-owned subsidiary of the Company, entered into a purchase agreement with Dynamac, Inc. (“Dynamac”), pursuant to which the Company acquired from Dynamac a suite of proprietary RF and microwave test and measurement products, together with certain corresponding intellectual property (“the Test and Measurement Business”), for an aggregate purchase price of $2,500,000. We believe the products and intellectual product acquired through these acquisitions will enable us to grow sales revenue in accordance with our growth strategy

TWELVE MONTHS ENDED JUNE 30, 2016 VS. JUNE 30, 2015

Revenues.   Total revenues for the year ended June 30, 2016 were $9,121,307, up from $8,176,352, in 2015, an increase of 12%. 92% of the $944,955 revenue increase was due to an increase in sales to domestic customers.

Cost of Sales.   Cost of sales increased $736,732 for the year ended June 30, 2016 from $4,557,285 in 2015 to $5,294,017 an increase of 16%. This increase in cost of sales is in line with the increase in revenues. The gross profit margin for 2015 was 44% and for 2016 was 42%. This margin decrease reflects a slightly less profitable mix of products shipped.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $3,413,733 for the year ended June 30, 2016 compared to $3,678,133 for the year ended June 30, 2015, a decrease of $264,400 or 7%. SG&A expenses in 2016 included $615,400 of non-cash charges relating to stock-based compensation and consulting fees paid by the issuance of common stock and that amount in 2015 was $790,000, a decrease of $174,600. 2016 SG&A expenses were less than 2015 SG&A expenses since 2015 SG&A expenses also included $108,000 for the move from Norwalk to Shelton and increased compensation expenses for two new senior executives and incentive compensation for key employees and consultants.

Engineering and Research Expenses.   Engineering and research expenses were $979,461 in 2016 compared to $943,084 in 2015, an increase of 4%. Engineering and research expenses slightly increased for fiscal 2016 due to continued engineering and research expenses applicable to the acquisition of the product line from Microsemi Corp.

Other Income (Loss).   Non-operating loss was ($28,250) in 2016, down from $19,023 in 2015, a decrease of $47,273. This decrease was due to the termination in 2016 of vehicle lease revenue from a related party and an additional $25,000 accrued expense in moving Folsom CA operations back to the Shelton, CT plant.

Interest (Expense and Credit costs) net.   Interest expense and credit costs were $331,735 in 2016, up from $264,015 in 2015, an increase of 26%. The higher interest costs in 2016 versus 2015 reflect the higher debt levels in 2016.

Net Income (Loss).   Microphase recorded a net loss of ($1,084,431) for the year ended June 30, 2016 as compared to a net loss of ($1,478,308) for 2015, a decrease of $393,877. The decrease in net loss in 2016 was due to improved revenues for 2016 as compared to 2015, as well as reduced non-cash charges from $1,093,866 in 2015 to $722,774 in 2016, which included $615,400 in stock-based compensation and $107,375 for losses on debt settlements in our current fiscal 2016 compared to $ 870,000 and $223,866 in fiscal 2015.

This represents a loss per share of $ (0.20) in 2016 as compared to loss per common share of $(0.51) in 2015, based upon weighted average common shares outstanding during the periods ending June 30, 2015 and June 30, 2016 of 4,233,158 and 5,337,519 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Through the fiscal year ended June 30, 2016, the Company reported a net loss of ($1,084,431) and had cash and cash equivalents of $81,224. At June 30, 2016 Microphase had a working capital deficit of $2,301,573 as compared to a working capital deficit of $1,468,082 as of June 30, 2015, an increase of $833,491 in the deficit. The primary sources of the increase in the working capital deficit in fiscal 2016 compared to fiscal 2015 was a result from our cash investment in the acquisition from Dynamac, which in turn contributed to an increase in the balance of Gerber financing, plus from the Note Payable commitment on the acquisition increased the current portion of debt obligations. Our financial condition raises substantial doubt that we will be able to continue as a “going concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $13,939,651 compared to $12,855,220 as of June 30, 2015.

Cash used in operating activities was $156,112 during the twelve months ended June 30, 2016 and $87,125 for 2015.

During the 2016 fiscal year the cash used in operating activities consisted principally of the net loss of $1,084,431, reduced by non-cash expenses for depreciation and amortization of $97,893, stock-based compensation and debt settlement fees aggregating $722,775; and changes in assets and liabilities of an increase in accounts receivable of $211,261, an increase in other current assets of $24,836, an increase of $5,250 in the Due to/from affiliates account balances, reduced by an increase in trade payables of 131,416, and an increase of $38,592 in other accrued expenses. Cash used in operating activities was decreased by a decrease in inventory of $19,999, by increases in customer deposits of $117,800 and $81,189 in the deferred long term rent liability.

The terms and conditions of the purchase agreement with Dynamac requires semi-annual payments due in August 2016 & 2017 and February 2017 & 2018 of $550,000, which the Company imputed interest at 7%, its most favorable credit line rate, and as such is valued at $2,020,425.

During the 2015 fiscal year the cash used in operating activities consisted principally of the net loss of $1,478,308 reduced by depreciation and amortization of $89,977, by stock based compensation and fees of 1,093,866, by a decrease in accounts receivable of $21,979, by a decrease in other current assets of $105,927, by an increase in accrued payroll liabilities of $50,000, by an increase in other accrued expenses of $270,731 and by an increase in accrued interest on related party loans of $21,083. Cash used in operating activities was decreased by a gain on sale of property of $11,010, by an increase in inventory of $94,333, by a decrease in customer deposits of $113,910 and by an increase in security deposits of $43,479.

The terms and conditions of the purchase agreement with Dynamac require semi-annual payments due in August 2016 and 2017 and February 2017 and 2018 of $550,000, which the Company imputed interest at 7%, its most favorable credit line rate, and as such is valued at $2,020,425. The payment owed to Dynamac in August 2016 has a grace period until October 22, 2016. The Company intends to make such payment on or before October 22, 2016 with proceeds from private equity and/or debts bridge financings.

The amounts owed by the Company pursuant to the related party notes are three months in arrears.

The Company has material Debt Service commitments at June 30, 2016 summarized as follows:

	Related Party Loans	Other Termed Debt	Equity Lines of Credit	Acquisition Notes	Total
EFFECTIVE INTEREST RATE FISCAL YEAR ENDED JUNE 30, 2016	4.1%	5.5%	3.3%	7.0%

Fiscal Years:
2017	$137,150	$13,714	$38,132	$975,345	$1,164,341
2018	118,645	14,410	39,363	1,045,080	1,217,498
2019	104,112	12,565	241,798	-	358,475
2020	35,100	-	-	-	35,100
Total	$395,007	$40,689	$319,293	$2,020,425	$2,775,414

The Company has financed its operations in recent years primarily through a debt facility with a financial firm, from loans from officers and related parties, and since April of 2013, from the private placement of common stock to accredited investors. The Company has also financed its operations utilizing capital stock conversions to settle debts, primarily with related parties.

The Company entered into a revolving credit facility with Gerber Finance, Inc. (“Gerber”) in 2012 with a maximum for this line of $1,500,000. The maximum line was reduced to $1,150,000 in connection with the sale of the headquarters building in November 2013. As of June 30, 2016, this line has a limit of $1,400,000 and the interest is currently at the rate of 7.25%. The outstanding balance as of June 30, 2016 was $1,474,129, This excess utilization was corrected in July 2016, and as of June 30, 2015 was $1,013,406. Under this agreement the Company receives funds based on a borrowing base which consists of various percentages of certain assets. The effective interest rate for 2016 was 11.54 % and for 2015 was 15.29%, including the annual facility fee of 1.75% plus monthly collateral monitoring fees of $1,500 and other fees. During Fiscal 2016 our higher credit balances incurred higher interest costs. Although the Company is currently non-compliant with regard to certain covenants under such credit agreement with Gerber, no defaults have been declared, and such non-compliance has not triggered any cross-defaults under any other debt instruments.

During the Fiscal Year ended June 30, 2016, the Company completed a private placement of its common stock to an accredited investor pursuant to Rule 504 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company issued 125,000 shares of its common stock at $2.00 per share together with a 5 year warrant to purchase up to 125,000 additional shares of our common stock at $2.50 to the investor and 25,000 shares to the placement agent, and received net proceeds of $225,000 after deducting $25,000 of cash costs, which was used for working capital.

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

Capital stock conversions

During the Fiscal Year ended June 30, 2016, the Company’s President converted $252,815 of unpaid compensation into 168,550 shares of Common Stock resulting in a loss on the settlement of liabilities of $84,271. The President also converted $69,310 of related party loans, including $39,366 of accrued interest, into 46,200 shares of Common Stock resulting in a loss on the settlement of liabilities of $23,103. In total the Company settled $322,125 of related liabilities and recorded a $107,375 loss on the settlement of liabilities with related parties for a total of 214,750 shares of Common Stock valued at $429,500.

During the Fiscal Year ended June 30, 2015, an officer and a former employee converted $150,000 and $170,000, respectively, or a total of $320,000 of related party loans into 213,333 shares of the Company’s common stock. Another officer converted $180,000 of related party loans into 1,800 shares of the Company’s preferred stock. Two officers each converted $80,000, or a total of $160,000 of unpaid compensation into a total of 1,600 shares of the Company’s preferred stock. A strategic vendor converted $15,000 of accounts payable into 10,000 shares of the Company’s common stock.

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

The Company plans on continuing financing operations through its debt facility with Gerber Financial, the issuance of debt to management and to bridge debt investors, the settlement of debts for equity, and the sale of common and preferred securities through private placements, until such time it can complete its initial public offering, when and if declared effective, as described in its registration statement and impending amendment(s) on Form S-1, during the second quarter of fiscal 2017. The Company also continues to boost efforts to increase the sales of its traditional RF and DLVA business and anticipates the product growth plan to include the launch of its initial T&M products by the later portion of fiscal 2017 implementing the assets acquired from Dynamac in January 2016. Management has also taken steps in fiscal 2016 to contain operating expenses, including a reduction in the number of employees, primarily by consolidating all of its traditional design to manufacture RF and DLVA business into the Shelton, Connecticut location. The Company has expanded its facility in square footage and utility as such to house both our traditional RF and DLVA business, and enable the launch and delivery of its initial T&M products.

Management believes that these steps will permit the Company to maintain the continuation of our traditional operations, and should we become further capitalized, allow us to implement our product growth plan, which we believe will enable the Company to achieve and maintain a level of operations which generates sustainable profitability and to continue as a going concern. However there can be no assurance that this will be the case.

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

OFF BALANCE SHEET TRANSACTIONS

As of June 30, 2016, we did not have any off-balance sheet arrangements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is not exposed to changes in interest rates as the Company has no floating rate debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not materially affect the fair value of any financial instruments at June 30, 2016. We believe that interest rate risks for our accounts receivable are insignificant. Sales to customers are denominated in dollars. Accordingly, we are not directly exposed to market risks from currency fluctuations.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework of 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our evaluation concluded that the company had no material weakness which would result in the reasonable possibility of a material misstatement described above.

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A in this annual report.

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016 and concluded that it is effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table contains information with respect to our directors and executive officers. To the best of our knowledge, none of our directors or executive officers have an arrangement or understanding with any other person pursuant to which he or she was selected as a director or officer. There are no family relationships between any of our directors or executive officers, other than Jeffrey Peterson, who is the son-in-law of Necdet Ergul. Directors serve one year terms. Our executive officers are appointed by and serve at the pleasure of the board of directors.

Name	Age	Position

Necdet F. Ergul	93	Chief Executive Officer, President and Chairman of the Board of Directors

Paul H. DeCoster	82	Director

James Ashman	62	Chief Financial Officer and Director

Michael Ghadaksaz	60	Chief Technology Officer, Chief Marketing Officer and Director

Jeffrey Peterson	58	Chief Administrative Officer, Secretary, Treasurer and Director

Necdet F. Ergul, age 93, Chairman of the Board of Directors, Chief Executive Officer and President.

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

Mr. Ergul holds a Masters Degree in Electrical Engineering from the Polytechnic Institute of Brooklyn, New York.

Mr. Paul H. DeCoster, age 82, Director.

Mr. DeCoster combines over 50 years experience as an attorney working on corporate matters. Presently Mr. DeCoster has a limited practice for corporate clients and their respective owners and family members. Mr. DeCoster was a Partner in Jackson & Nash, LLP, where he worked for over 27 years through 1999, Mr. DeCoster received a bachelor of arts in history from Yale in 1955, and he received an LLB from Yale Law School in 1958, and was admitted to the New York Bar in 1959.

James Ashman, age 62, Chief Financial Officer and Director.

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

Michael Ghadaksaz, age 60, Chief Technology Officer, Chief Marketing Officer & Director.

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

Jeffrey Peterson, 58, Chief Administrative Officer, Secretary, Treasurer and Director.

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

Brian Kelly, 55, General Manager (Contractor)

Mr. Kelly joined Microphase in 2008. He has over 30 years of experience in operations management, including manufacturing process improvement, material control, inventory control (APICS certified), and lean manufacturing (Six Sigma, Black Belt certified in MFG). Mr. Kelly has worked most of his career for major defense contractors including United Technologies, Westinghouse, Northrop Grumman and Dover Corp. in various material and operations management positions. In addition to participation in several M&A transactions in his career, Mr. Kelly has relocated and set up several state of the art factories in the U.S.

Mr. Kelly received an A.S. degree in general studies from Housatonic Technical-Community College in 1987.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides each element of compensation paid or granted to each Executive officer and director, for service rendered during the fiscal years ended June 30, 2016, 2015 & 2014.

Summary Compensation Table

					All Other
		Salary	Bonus	Option Awards	Compensation	Total
	Year	($)	($)	($)	($)	($)
Necdet F. Ergul-Chairman of the Board, Chief Executive Officer	FYE June 30, 2016	$225,000	$-	$-	$-	$225,000
	FYE June 30, 2015	$239,904	$-	$-	$-	$239,904
	FYE June 30, 2014	$250,000	$-	$-	$-	$250,000

Ronald A. Durando—Strategic Consultant 2015 Chief Operating Officer, Director 2014(1)	FYE June 30, 2016	$225,000	$-	$-	$-	$225,000
	FYE June 30, 2015	$240,865	$25,000	$-	$-	$265,865
	FYE June 30, 2014	$250,000	$26,900	$-	$-	$276,900

Brian Kelly-Consultant/General Manager	FYE June 30, 2016	$-	$-	$-	$195,692	$195,692
	FYE June 30, 2015	$-	$-	$-	$195,692	$195,692
	FYE June 30, 2014	$-	$-	$-	$199,038	$199,038

Mr. Michael Ghadaksaz, Chief Marketing and Technical Officer	FYE June 30, 2016	$169,596	$-	$-	$240,000	$409,596
	FYE June 30, 2015	$131,827	$-	$-	$-	$131,827

Mr. James Ashman, Chief Financial Officer and Director	FYE June 30, 2016	$158,558	$-	$35,400	$180,000	$373,958
	FYE June 30, 2015	$99,499	$-	$-	$-	$99,499

Mr. Jeffrey Peterson, Secretary and Director	FYE June 30, 2016	$92,558	$-	$-	$-	$92,558
	FYE June 30, 2015	$77,114	$-	$-	$-	$77,114

(1) Mr. Durando resigned as Chief Operating Officer and Director on January 22, 2015.

Currently, the Company has employment agreements with Necdet Ergul, James Ashman, Michael Ghadaksaz and Ronald Durando.

Mr. Necdet Ergul, Chief Executive Officer, is presently compensated at an annualized rate of approximately $225,000 during fiscal 2016.

Mr. James Ashman, Chief Financial Officer and Director, joined the Company in August of 2014 and is presently compensated at an annualized rate of approximately $150,000 during fiscal 2016.

Mr. Michael Ghadaksaz, Chief Marketing and Technical Officer and Director, joined the Company in April of 2014 and is presently compensated at an annualized rate of approximately $165,000 during fiscal 2016.

Mr. Jeffrey Peterson, Chief Administrative Officer, Secretary and Treasurer, re-joined the Company in July of 2014 and is presently compensated at an annualized rate of approximately $100,000 during fiscal 2016.

Mr. Ronald Durando, Strategic consultant, re-joined the company in February of 2015 and is presently compensated at an annualized rate of approximately $225,000 during fiscal 2016.

Mr. Brian Kelly, General Manager, entered into a consulting agreement with the Company in June, 2008, and is compensated at an annualized rate of $192,000 during fiscal 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of September 20, 2016 certain information regarding the beneficial ownership of our shares:

1.	by each person who is known by us to be the beneficial owner of at least five percent (5%) of our outstanding common stock;

2.	by each of our directors;

3.	by each executive officer named in the compensation table: and

4.	by all of our directors and executive officers as a group

			Warrants/
			conversion		Percent of
Class of Stock	AFFILIATES (1)(2)(11)	Shares	rights	TOTAL	Common
Common	Necdet Ergul, Chief Executive Officer and Director (3)(4)	1,133,169	585,867	1,719,036	25.33%
Common	James Ashman, Chief Financial Officer and Director (5)	110,000	50,000	160,000	2.56%
Common	Michael Ghadaksaz, Chief Technology Officer and Director (6)	140,000	-	140,000	2.26%
Common	Jeffrey Peterson, Chief Administrative Officer and Director	10,000	-	10,000	0.16%
Common	Paul H. DeCoster, Director (7)	-	-	-	0.00%
Common	All Officers and Directors as a group (5 persons)	1,591,169	635,867	2,029,036	33.50%
Common	RCKJ Trust (3)(8)	2,034,656	395,867	2,430,523	36.84%
Common	Microphase Holding Company LLC (3)(9)	3,167,825	981,734	4,149,559	57.77%
Common	All Officers, Directors and 5% holders as a group (7 persons) (10)	3,427,825	1,031,734	4,459,559	57.04%

(1)	Unless otherwise indicated, the address of each beneficial owner is 100 Trap Falls Road Ext., Shelton, Connecticut 06484.

(2)	Unless otherwise indicated, Microphase believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company beneficially owned by them. The percentage for each beneficial owner listed above is based upon 6,200,789 shares outstanding on September 20, 2016 and, with respect to each person holding options, warrants or similar conversion rights to purchase shares that are exercisable to within 60 days of September 20, 2016, the number of options and warrants or similar conversion rights are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person’s percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 50% of the 1,833,702 shares of Common Stock and 11,876 shares of Series A Preferred Stock (convertible into 791,734 shares of common stock) owned by Microphase Holding Company, LLC, a limited liability company in which RCKJ Trust holds 50% of the membership interests and the Ergul Family Limited Partnership holds 50% of the membership interests and a unanimous vote of the members is required to determine the voting or conversion of such company’s shares of the Company. The beneficial owners for economic purposes of the Ergul Family Limited Partnership are Necdet Ergul, Eda Peterson, Berrin Snyder and Ergul Corporation, as well as Paul DeCoster, who owns an option to purchase an interest in such partnership.

(4)	Includes 2,850 shares of Series A Convertible Preferred Stock, which are convertible into 190,000 shares of Common Stock.

(5)	Includes 50,000 of 75,000 options held by Mr. Ashman. This amount does not include 10,000 shares of common stock that is issuable to Mr. Ashman pursuant to a deferred share grant for September 2016.

(6)	This amount does not include 55,000 shares of common stock that is issuable to Mr. Ghadaksaz pursuant to a deferred share grant for September 2016.

(7)	Paul H. DeCoster does not directly own any shares of Microphase. Mr. DeCoster owns an option to purchase an interest of 3% in the Ergul Family Limited Partnership, which expires on September 21, 2021, and has an exercise price of $38,500, or $0.50 per unit for the 76,233 units presently covered by such option. The Ergul Family Limited Partnership is a Connecticut limited partnership which has four limited partners, with ownership interests as follow: Necdet Ergul (19.3%); Eda Peterson (39.88%); Berrin Snyder (39.88%); and Ergul Corporation (0.94%). Ergul Corporation is the general partner. Mr. DeCoster owns 5% of Ergul Corporation. As described above, the Ergul Family Limited Partnership holds 50% of the membership interests in Microphase Holding Company, LLC.

(8)	On February 9, 2015 Ronald A. Durando, who was the Company’s chief operating officer until his resignation on January 22, 2015, assigned all his interests in the common stock and Series A Convertible Preferred Stock of the Company held by Microphase Holding Company, LLC, Durando Investments, LLC and by him individually to the RCKJ Trust. The beneficial owners for economic purposes are Mr. Durando’s children, Ryan C. Durando and Korinne J. Durando. Decisions with respect to the voting and disposition of such shares shall be made by the trustee, Mr. Dennis Durando, Ronald A. Durando’s brother, who disclaims beneficial ownership of such shares in his individual capacity.

(9)	Pursuant to the operating agreement of Microphase Holding Company, LLC, a unanimous vote of the members is required to determine the voting or conversion of such company’s shares of the Company. This total Includes: (i) 1,833,702 shares of Common Stock and 11,876 shares of Series A Preferred Stock, convertible into 791,734, shares of Common Stock, held by MHC; (ii) 1,117,805 shares of Common Stock held by the RCKJ Trust and (iii) 134,902 shares of Common Stock and 2,850 shares of Series A Preferred Stock, convertible into 190,000 shares of Common Stock held by the Ergul Family Limited Partnership.

(10)	The totals for Microphase Holding Company, LLC are not included in the above total for affiliates because such shares have been included in the amounts indicated for the RCKJ Trust and Mr. Ergul. Microphase Holding Company, LLC, is a limited liability company in which RCKJ Trust holds 50% of the membership interests and the Ergul Family Limited Partnership holds 50% of the membership interests. Pursuant to the operating agreement of Microphase Holding Company, LLC, a unanimous vote of the members is required to determine the voting or conversion of such company’s shares of the Company.

(11)	This total does not include 198,000 shares of common stock owned by Brian Kelly, the Company’s general manager, who is a contractor. Mr. Kelly’s shares comprise 3.19% of the amount of common stock currently outstanding.

Common and Preferred Stock

The Company is authorized by its Certificate of Incorporation and Certificate of Designation to issue an aggregate of 8,000,000 shares of capital stock, of which 7,800,000 are shares of common stock, no par value per share (the “Common Stock”) and 200,000 are shares of Series A Convertible Preferred Stock, par value $100.00 per share (the “Preferred Stock”). As of June 30, 2016 6,200,789 shares of Common Stock and 15,382 shares of Preferred Stock were issued and outstanding, respectively.

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

Preferred Stock

As of June 30, 2016, 200,000 shares of our Preferred Stock shares are authorized of which 15,382 were issued and outstanding, held by six  shareholders. MHC holds 11,876 preferred shares. The Ergul Family Limited Partnership holds 2,850 preferred shares. Four other shareholders hold 656 preferred shares.

Dividends

The preferred stock, with respect to dividends ranks senior to the common stock of the Company. Holders of Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends, at the annual rate of 6% of the stated par value, or $100 per share. Dividends are cumulative and accrue from the effective date of issuance of the Preferred Stock until declared.

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

Conversion

The preferred shares are convertible into common shares at any time at the option of the holders of the preferred shares, on notice to the Company. The conversion price is to be agreed upon by the board of directors and the holder at the time of each Conversion. 3,400 of the presently issued and outstanding 26,943 preferred shares are convertible into common stock at $1.50 per share, until the earlier of October 4, 2015 or the date the Company’s common stock becomes quoted in an established public trading market.

Voting Rights

The holders of Preferred Stock, voting together with the holders of Common Stock, have one vote per share for the election of directors and on all other matters.

Transfer Agent and Registrar

The transfer agent and registrar for our Common Stock is:
Jersey Stock Transfer, LLC
TEL: (973) 814-7004
FAX: (973) 215-2740
PO BOX 606
1250 SUSSEX TURNPIKE, #606
MOUNT FREEDOM,
NJ 07970-0606

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company had activities with related parties during the fiscal years 2016, 2015, 2014, 2013 and 2012 as follows:

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

The Company has some common management and common significant shareholders with mPhase Technologies, Inc. (“mPhase”) and had owned a total of 42,793,354 shares of this publicly traded company. Mr. Ergul had been the Chairman of the Board of mPhase from 1997 through 1999. Mr. Durando is the Chief Operating Officer and a Director of mPhase and has held those positions since 1997. These shares were valued at $38,514 as of June 30, 2012. These shares were valued at $55,632 as of June 30, 2013 and effective June 30, 2014 the shares were transferred to Mr. Ergul and Mr. Durando as partial payment of loans due to them by the Company. The transfer was valued at $34,235 based upon the closing trading price for these shares on that date. The Company realized a $60,033 loss on the disposition of these shares, $38,636 of which had previously been reserved for market value declines through June 30, 2013 and $21,397 was attributable to the year ended June 30, 2014.

Since July 1, 2014 the Company held no interest in any shares of mPhase common stock.

The Company sublet office space until March 31, 2015 and a vehicle in fiscal 2015 to mPhase. In fiscal 2015 the rent recorded was $13,500 for the office space and $9,000 for the vehicle. In fiscal 2014 the rent received was $20,090 for the office space.

As of June 30, 2016, 2015 and 2014 mPhase owed the Company $33,295, $28,045 and $16,183, respectively.

Employment and Consulting Agreements

The Company has entered into employment and consulting contracts with Messrs. Ergul, Ashman, Ghadaksaz, Durando and Kelly.

Mr. Ergul entered into an employment agreement with the Company dated as of February 6, 2015 (the “Ergul Agreement”), pursuant to which Mr. Ergul will receive $225,000 per year in base compensation, in addition to certain benefits, for serving as the Company’s Chief Executive Officer. The term of the Ergul Agreement shall continue through February 1, 2018, and Mr. Ergul may receive severance for terminations under circumstances other than for Cause (as such term is defined therein). The Ergul Agreement contains provisions regarding indemnification, confidentiality and non-competition, among others.

Mr. Ashman entered into an employment agreement with the Company dated as of February 6, 2015, which was subsequently revised as of July 1, 2016 (the “Ashman Agreement”), pursuant to which Mr. Ashman will receive $165,000 per year in base compensation, in addition to certain benefits, for serving as the Company’s Chief Financial Officer. Mr. Ashman’s employment is “at will,” but Mr. Ashman would receive twelve months’ severance upon termination, subject to compliance with obligations there under. The Ashman Agreement contains provisions regarding indemnification, confidentiality and non-competition, among others.

Mr. Ghadaksaz entered into an employment agreement with the Company dated as of February 6, 2015 which was subsequently revised as of July 1, 2016 (the “Ghadaksaz Agreement”), pursuant to which Mr. Ghadaksaz will receive $175,000 per year in base compensation, in addition to certain benefits, for serving as the Company’s Chief Technology Officer and Chief Marketing Officer. Mr. Ghadaksaz’s employment is “at will,” but Mr. Ghadaksaz would receive twelve months’ severance upon termination, subject to compliance with obligations thereunder. The Ghadaksaz Agreement contains provisions regarding indemnification, confidentiality and non-competition, among others.

Mr. Durando entered into an employment agreement with the Company dated as of February 6, 2015 (the “Durando Agreement”), pursuant to which Mr. Durando will receive $225,000 per year in base compensation, in addition to certain benefits, for serving as the Company’s Strategic Advisor. The term of the Durando Agreement shall continue through February 1, 2018 and Mr. Durando may receive twelve months’ severance for terminations under circumstances other than for Cause (as such term is defined therein). The Durando Agreement contains provisions regarding indemnification, confidentiality and non-competition, among others.

The Company owed $80,000, $332,815, $503,471 and $415,552 to Mr. Ergul and to its former chief operating officer, Mr. Durando, as of June 30, 2016, 2015, 2014 and 2013, respectively.

Mr. Kelly entered into a consulting agreement with the Company dated as of June 8, 2008 (the “Kelly Agreement”), pursuant to which Mr. Kelly receives $192,000 per year in base compensation, in addition to certain benefits, for serving as the Company’s Contractual General Manager. The term of the Kelly Agreement was until September 30, 2017. The Kelly Agreement contains provisions regarding indemnification, confidentiality and non-competition, among others. Effective July 1, 2016 the Company entered into a modification of the consulting contract with Mr. Kelly through July 1, 2019. The updated contract includes base compensation of $192,000 per year with contract termination fees, comparable to the severance provisions for officers, and non-competition covenants.

Equity Lines of Credit

The Company has guaranteed to Edson, and Messrs. Durando and Ergul, its majority shareholders, the repayment of loan origination costs, interest charges and the principal in full, for an Equity Line of Credit with Wells Fargo Bank totaling up to $250,000, the proceeds of which the Company received a concurrent loan from Edson when the credit line was funded on August 15, 2008. Edson incurred approximately $3,200 loan origination costs. The credit line was secured by residential real estate owned by Edson at that time and payment has been guaranteed by Messrs. Durando and Ergul. In June 2010 the Company issued 2,532 shares of its preferred stock to Edson to secure repayment of the $250,000 plus costs incurred, agreeing to continue to pay interest charges and committing to repay the principal by March 2012. This agreement was extended through March 2013, and again through June 2014. On June 30, 2013 the balance was $244,362 which is shown as a reduction of equity in the Statement of Changes in Stockholders’ Deficit for the fiscal years ended June 30, 2013. In March, 2013 the Company agreed to assume the remaining balance owing by Edson and, effective June 30, 2014, indemnified Messrs. Durando and Ergul from any liability pertaining to this note, of $243,296 for the cancellation of 2,433 shares of its $100 par value preferred stock. The shares were reflected as not outstanding since March, 2010. The original proceeds under this credit line were $250,000 and the loan balance at 2014 was $243,296. As of June 30, 2016 & 2015 this line of credit has $250,000 available, secured by residential real estate owned by a former COO of the Company, of which $218,290 and $232,466 was outstanding, respectively, with an interest rate of 3.35%. Interest expense charged to operations on this loan amounted to $7,608 and $7,924 for the years ended June 30, 2016 and 2015 respectively.

Effective June 30, 2014 the Company has guaranteed to Mr. Ergul, the repayment of a second Equity Line of Credit, totaling $131,545, with Wells Fargo Bank, secured by his principal residence. The proceeds of this home equity loan were primarily used to fund loan advances to the Company by Mr. Ergul in recent fiscal years. The Company committed to pay interest charges and the principal in full for this obligation and recorded the assumption as a $100,000 reduction of loans and a $31,545 reduction of unpaid compensation due to Mr. Ergul. The original proceeds under this credit line were $150,000 and the balance at June 30, 2014 was $131,545. As of June 30, 2016 & 2015 this line of credit has $150,000 available, secured by the president’s principal residence, of which $101,003 and $119,531 is outstanding respectively, with an interest rate of 3.0%. The Company charged operations $3,332 and $4,105 for the years ended June 30, 2016 and 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

(a)	The audit fees billed by our accounting firm of Rosenberg Rich Baker Berman & Company during fiscal years ended June 30, 2016 and June 30, 2015 were $65,000 and $92,120, respectively.

Audit Related Services

(b)	There were no fees for audit related services billed during the fiscal year ended June 30, 2016 and 2015, respectively.

Tax Fees

(c)	The aggregate fees billed by Rosenberg Rich Baker Berman & Company for tax compliance, advice and planning were $0 for the fiscal year ended June 30, 2016 and $0 for the fiscal year ended June 30, 2015.

All other fees

(d)	Rosenberg Rich Baker Berman & Company did not bill the Company for any products and services other than the foregoing during the fiscal years ended June 30, 2016 and June 30, 2015, respectively.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K

(1)

MICROPHASE CORPORATION

INDEX TO FINANCIAL STATEMENTS

(2) Financial Statement Schedules None.

(3) The Exhibits filed with this Form 10-K or, where so indicated by footnote in the case of previously filed exhibits, incorporated by reference are as set forth below:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015

3.2	Bylaws, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015

10.1	Loan and Security Agreement dated as of February 3, 2012, by and between Microphase Corporation and Gerber Finance, Inc., as amended, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015

10.2	Strategic Partnership between Microphase Corporation and Dynamac, Inc., incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015

10.3	Assumption of Mortgage Debt entered into as of January 22, 2015, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015

10.4	Employment Agreement by and between the Company and Necdet Ergul, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015

10.5	Employment Agreement by and between the Company and James Ashman, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015

10.6	Employment Agreement by and between the Company and Michael Ghadaksaz , incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015

10.7	Employment Agreement by and between the Company and Ron Durando, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015

10.8	Consulting Agreement by and between the Company and Brian Kelly, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015

10.9	Third Amendment to Condo Agreement, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015

10.10	Second Amendment to Condo Agreement, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015

10.11	Lease for 100 Trap Falls Lease Extension, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015

10.12	Amplitech Amendment Agreement, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015

10.13	Agreement with Dynamac, incorporated by reference to the Company’s Amendment No. 1 to Form 10, filed with the SEC on April 30, 2015

10.14	Purchase Agreement – Acquisition of Dynamac’s Proprietary Line of RF and Microwave Test & Measurement Products, entered into January 21, 2016, by and between Microphase Instruments, LLC and Dynamac, Inc., incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2016

10.15	Employment Agreement by and between the Company and James Ashman, dated July 1, 2016*

10.16	Employment Agreement by and between the Company and Michael Ghadaksaz, dated July 1, 2016*

10.17	Modification Agreement between the Company and Brian Kelly, dated June 30, 2016*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Microphase Corporation

We have audited the accompanying consolidated balance sheets of Microphase Corporation as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended June 30, 2016. Microphase Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microphase Corporation as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Microphase Corporation will continue as a going concern. As more fully described in the notes to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of June 30, 2016. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, New Jersey
October 3, 2016

MICROPHASE CORPORATION

Consolidated Balance Sheets

	June 30, 2016	June 30, 2015
ASSETS
CURRENT ASSETS
Cash	$81,224	$127,093
Accounts receivable, net of allowance of $5,000 June 30, 2016 and 2015	1,092,482	881,221
Inventory	872,014	852,015
Due from related parties	33,295	28,045
Prepaid and other current assets	63,742	38,906
TOTAL CURRENT ASSETS	2,142,757	1,927,280
Property and equipment, net	158,979	194,160
OTHER ASSETS
Cash – restricted	100,000	100,000
Intangible assets	2,629,170	474,255
Marketable securities	200,000	200,000
Deferred offering costs	260,000	—
Other assets-lease deposit	43,479	43,479
TOTAL OTHER ASSETS	3,232,649	817,734
TOTAL ASSETS	$5,534,385	$2,939,174
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Credit Facility – Revolving Loan	$1,474,129	$1,013,406
Accounts payable	553,331	421,915
Accrued expenses	1,134,729	1,105,943
Deferred Revenue & Customer Deposits	117,800	—
Notes Payable – Related Parties, current portion	137,150	169,447
Asset Acquisition Note Payable-current portion	975,345	300,000
Equity Lines of Credit-current portion	38,132	351,997
Other termed debts – current portion	13,714	32,654
TOTAL CURRENT LIABILITIES	4,444,330	3,395,362
Other termed debts, net of current portion	26,975	40,689
Notes Payable – Related Parties, net of current portion	257,857	290,799
Asset Acquisition Note Payable, net of current portion	1,045,080	—
Equity Lines of Credit, net of current portion	281,161	—
Deferred Lease Obligation	81,189	—

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
6% cumulative preferred stock, $100 par value, 200,000 shares authorized, 15,382, and 26,943 shares issued and outstanding on June 30, 2016 and 2015, respectively	1,538,200	2,694,300
Common stock, no par value 7,800,000 shares authorized, 6,200,789 and 4,775,306 shares issued and outstanding at June 30, 2016 and 2015, respectively	9,367,133	6,976,533
Additional Paid In Capital	2,432,111	2,396,711
Accumulated Deficit	(13,939,651)	(12,855,220)
TOTAL STOCKHOLDERS’ DEFICIT	(602,207)	(787,676)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,534,385	$2,939,174

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Consolidated Statements of Operations

	For the Fiscal Year Ended
	June 30,
	2016	2015

Revenues	$9,121,307	$8,176,352
Cost of Sales	5,294,017	4,557,285
Gross Profit	3,827,290	3,619,067
Selling, General and Administrative Expenses (including non-cash stock related charges of $615,400 and $870,000 in Fiscal 2016 and 2015)	3,413,733	3,678,133
Engineering and Research expenses (including non-cash stock related charges of $0 and $80,000 in Fiscal 2016 and 2015)	979,461	943,084
Other Income (Loss)	(28,250)	19,023
Interest (Expense and Credit costs) net	(331,735)	(264,015)
Loss From Operations	(925,889)	(1,247,142)
(Loss) on Settlement of Liabilities (including $107,375 and $218,836 loss on settlement of liabilities with related parties in Fiscal 2016 and 2015)	(107,375)	(223,866)
Net Income (Loss) before Income Taxes	(1,033,264)	(1,471,008)
Income Taxes	(51,167)	(7,300)
Net Income (Loss)	$(1,084,431)	$(1,478,308)
Preferred dividends declared and settled in common stock, including $164,913 loss on settlement of dividend payable	—	(659,649)
Net Income (Loss) available to common shareholders	$(1,084,431)	$(2,137,957)
Basic & Diluted Net income (loss) per share:	$(0.20)	$(0.51)
Weighted Average Number of Shares Outstanding:
Basic & Diluted	5,337,519	4,233,158

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Consolidated Statement of Changes in Stockholders’ Deficit

For the Two Years Ended June 30, 2016

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Amount

Balance, June 30, 2014	23,543	$2,354,000	3,475,366	$4,553,168	$2,284,511	$(10,717,263)	$(1,525,284)

Issuance of Common Stock in Private Placements, including 68,782 of finder shares and net of $31,450 costs			311,782	447,050			447,050
Conversion of strategic payables into common stock including loss on settlement of liabilities of $5,000			10,000	20,000			20,000
Conversion of related party loans into common stock including loss on settlement of liabilities of $106,666			213,333	426,666			426,666
Conversion of related party loans into preferred stock including loss on settlement of liabilities of $59,400	1,800	180,000			59,400		239,400
Conversion of unpaid compensation into preferred stock including loss on settlement of liabilities of $52,800	1,600	160,000			52,800		212,800
Issuance of Common Stock for Services			435,000	870,000			870,000
Preferred stock dividend declared on preferred shares held through September 30, 2014 paid in common stock including loss on settlement of dividend payable of $164,913			329,825	659,649		(659,649)	—
Net Loss For the Year Ended June 30, 2015						(1,478,308)	(1,478,308)
Balance, June 30, 2015	26,943	$2,694,300	4,775,306	$6,976,533	$2,396,711	$(12,855,220)	$(787,676)

Conversion of preferred stock into Common Stock	(11,561)	1,156,100	770,733	1,156,100			—
Issuance of common stock and options for services			290,000	580,000	35,400		615,400
Conversion of loans and unpaid compensation to president into common stock including loss on settlement of liabilities with related party of $107,375			214,750	429,500			429,500
Issuance of Common Stock and warrants in Private Placements, including 25,000 of finder shares valued at $50,000 and net of $25,000 costs			150,000	225,000			225,000

Net Loss For the Year Ended June 30, 2016						(1,084,431)	(1,084,431)
Balance, June 30, 2016	15,382	$1,538,200	6,200,789	$9,367,133	$2,432,111	$(13,939,651)	$(602,207)

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Consolidated Statements of Cash Flows

	For The Years Ended
	June 30,
	2016	2015

Cash Flow Used In Operating Activities:
Net Loss From Operations	$(1,084,431)	$(1,478,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,893	89,977
Non-cash charges relating to issuance of common stock for services	615,400	870,000
Realized loss from the sale of fixed assets	—	(11,010)
Loss on Settlement of Liabilities	107,375	223,866
Changes in assets and liabilities:
Accounts receivable	(211,261)	21,979
Inventories	(19,999)	(94,333)
Other current assets	(24,836)	105,927
Other assets-lease deposit	—	(43,479)
Deferred Rent	81,189	-
Accounts payable	131,416	(2,343)
Accrued Expenses	38,592	347,515
Customer deposits	117,800	(113,910)
Due to/from related parties mPhase & Edson Realty	(5,250)	(3,006)
Net cash used in operating activities	$(156,112)	$(87,125)

Cash Flow Used in Investing Activities:
Investments in common stock	—	(200,000)
Purchase of intangible assets	(450,000)	(50,000)
Purchase of fixed assets	(47,202)	(14,170)
Proceeds from the sale of fixed assets	—	11,010
Net Cash used in investing activities	$(497,202)	$(253,160)

Cash Flow Provided by Financing Activities:
Proceeds from issuance of common stock	225,000	447,050
Proceeds from revolving credit facility (net)	460,723	88,102
Payments of equity lines of credit	(32,704)	(22,844)
Payments of long-term debt	(12,623)	(9,191)
Payments on acquisition notes	—	(360,000)
Payments of capital lease obligations	(12,061)	(17,245)
Payments to related parties	(37,920)	(95,992)
Advances from related parties	25,000	—
Payments of extended term arrangement	(7,970)	(7,582)
Net cash provided by financing activities	$607,445	$22,298
Net decrease in cash	$(45,869)	$(317,987)
CASH, beginning of period	$127,093	$445,080
CASH, end of period	$81,224	$127,093

The accompanying notes are an integral part of these consolidated financial statements.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 1 — RECENT LOSSES AND MANAGEMENTS PLANS:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However as of June 30, 2016 and 2015 and for the years then ended, the Company reported a net loss from operations of $925,889 and $1,247,142 respectively and net cash used in operations totaled $156,112 and $87,125 respectively. The Company also had negative working capital of $2,301,573 and $1,468,082 at June 30, 2016 and 2015 respectively. Further, the Company anticipates that it will experience negative cash flows from operations for fiscal 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans on continuing financing operations through its debt facility with Gerber Financial, the issuance of debt to management, the settlement of debts for equity, and the sale of common and preferred securities though private placements, until such time it can complete its initial public offering, when and if declared effective, as described in its registration statement and impending amendment(s) on Form S-1, during the second quarter of fiscal 2017. The Company also continues to boost efforts to increase the sales of its traditional RF and DLVA business and anticipates the product growth plan to include the launch of its initial T&M products by the later portion of fiscal 2017 implementing the assets acquired from Dynamac in January 2016. Management has also taken steps in fiscal 2016 to contain operating expenses, including a reduction in the number of employees, primarily by consolidating all of its traditional design to manufacture RF and DLVA business into the Shelton, Connecticut location. The Company has expanded its facility in square footage and utility as such to house both our traditional RF and DLVA business, and enable the launch and delivery of its initial T&M products.

Management believes that these steps will permit the Company to maintain the continuation of our traditional operations, and should we become further capitalized, allow us to implement our product growth plan, which we believe will enable the Company to achieve and maintain a level of operations which generates sustainable profitability and to continue as a going concern. However there can be no assurance that this will be the case.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A) Microphase Corporation is a design to manufacture original equipment manufacturer (OEM) industry leader delivering world-class radio frequency (RF) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video amplifiers (DLVA) to the military, aerospace and telecommunications industries. Sales to military markets represent 100% of sales. The Company had two manufacturing facilities, one in Shelton, Connecticut and one in Folsom, California during Fiscal 2016 and 2015. Effective August 2016, the Company consolidated all of its operations to the Shelton, Connecticut location. See Note 13 for further details.

(B) PROPERTY AND EQUIPMENT — Stated at cost. Provision for depreciation and amortization is made by annual charges to operations principally under the following methods and estimated useful lives:

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

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  – (continued)

(C) OTHER LONG LIVED ASSETS — The Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company also assesses these assets for impairment based on their future cash flows. Management has determined that there was no impairment charge to be recorded for the years ended 2016 and 2015.

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

(G) COMPENSATED ABSENCES — Employees of the Company are entitled to vacation pay depending on length of service and current salary. Vacation days accrued in a given year are available in the following year. A limit of 5 days of unused vacation may be carried over to a subsequent following year. The Company has provided for vacation liabilities in the accompanying financial statements.

(H) RESEARCH AND DEVELOPMENT EXPENSES — The Company charges the cost of research and development to operations.

(I) REVENUE RECOGNITION — The Company recognizes revenues when persuasive evidence of an arrangement exists, the product has been shipped, the price is fixed and collectability is reasonably assured, and title passes to the customer. Revenue is recognized net of estimated sales returns and allowances.

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

As of June 30, 2016 we have outstanding (i) options to purchase 75,000 shares, (ii) 15,382 shares of preferred stock convertible into 1,025,467 shares, (iii) $395,007 of debts to related parties convertible into 263,338 shares, and (iv) warrants to purchase 125,000 shares of our Common stock. In periods reporting a loss, the inclusion of warrants and potential common shares to be issued in connection with convertible debt and convertible securities, which would have an anti-dilutive effect on diluted loss per share, have been omitted in such computation.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  – (continued)

(L) BUSINESS CONCENTRATIONS AND CREDIT RISK — The Company’s customers are predominately prime contractors in the military, aerospace and telecommunications industries. The Company has material sales and accounts receivable with Major Customers (see note 15).Throughout the year, cash balances that the Company maintains at financial institutions may exceed the Federal Deposit Insurance Corporation insurance limitation of up to $250,000. Cash balances did not exceed FDIC insured limits throughout the years ended June 30 2016 and 2015.

(M) MARKETABLE SECURITIES AND OTHER INVESTMENTS — Marketable equity securities included in marketable securities (current) and other investments (non-current) are stated at the lower of cost or market in the aggregate. Other marketable securities included in marketable securities (current) are stated at the lower of cost or market in the aggregate and investments other than marketable equity securities in other investments (non-current) are stated at cost less any significant decline in fair value assessed to be other than temporary. Realized gains and losses on the sale of securities are based on the average cost of all the units of a particular security held at the time of sale.

(N) RECLASSIFICATIONS — Certain prior year amounts have been reclassified in our Condensed Consolidated Financial Statements to conform to current year classifications

(O) Deferred Offering Costs - At June 30, 2016 the Company has $260,000 in deferred offering costs directly associated with its impending initial public offering. At June 30, 2015 the Company had $0 deferred costs.

(P) RECENT ACCOUNTING PRONOUNCEMENTS

The Company is evaluating several pronouncements issued by the FASB which may result in the adoption by the Company of these standards in upcoming accounting periods as follows:

ADOPTION OF NEW ACCOUNTING STANDARDS —

In April 2014, the FASB issued an accounting standards update that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement and continuing cash flows with discontinued operations. This standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is to be applied prospectively and is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which for us is our fiscal 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this standard for Fiscal Year Ended June 30, 2016 did not have a material impact on our financial position, results of operations or cash flows.

In the first quarter of fiscal 2016, we adopted an accounting standard issued by the Financial Accounting Standards Board (“FASB”) that eliminates the requirement for an acquirer in a business combination to retrospectively account for measurement-period adjustments. Instead, the new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. This standard is to be applied prospectively. The adoption of this standard for Fiscal Year Ended June 30, 2016 did not have a material impact on our financial position, results of operations or cash flows.

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

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  – (continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET EFFECTIVE —

The Company is evaluating several pronouncements issued by the FASB which may result in the adoption by the Company of these standards in upcoming accounting periods as follows:

On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in Update 2015-03 (see below) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement to be effective for Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015; which for us is our fiscal 2017. We are currently evaluating the impact this standard, if any, will have on our financial position, results of operations and cash flows.

Compensation Stock-Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) to be effective for Annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2015; which for us would be our fiscal 2017. We are currently evaluating the impact this standard, if any, will have on our financial position, results of operations and cash flows.

Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date-In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes nearly all revenue recognition guidance under U.S. GAAP and supersedes some cost guidance for construction-type and production-type contracts. The guidance in this standard is principles-based, and accordingly, entities will be required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. The guidance in this standard is applicable to all contracts with customers, regardless of industry-specific or transaction-specific fact patterns. Additionally, this standard provides guidance for transactions that were not previously addressed comprehensively (e.g., service revenue, contract modifications and licenses of intellectual property) and modifies guidance for multiple-element arrangements. The core principle of this standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To help financial statement users better understand the nature, amount, timing and potential uncertainty of the revenue that is recognized, this standard requires significantly more interim and annual disclosures. This standard allows for either “full retrospective” adoption (application to all periods presented) or “modified retrospective” adoption (application to only the most current period presented in the financial statements, as well as certain additional required footnote disclosures). On July 9, 2015, the FASB approved a one-year deferral of the effective date, while permitting entities to elect to adopt one year earlier on the original effective date. As a result, this standard is now effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which for us is our fiscal 2019. We are currently evaluating the impact this standard, if any, will have on our financial position, results of operations and cash flows.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  – (continued)

ASU 2015-11 — Inventory (Topic 330): Simplifying the Measurement of Inventory. For public business entities, the pending content that links to this paragraph shall be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which for us is our fiscal 2018. We are currently evaluating the impact this standard will have on our financial position, results of operations and cash flows.

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

ASU 2014-15 — Presentation of Financial Statements Going Concern (Subtopic 20540): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern to be effective for Annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016; which for us would be our fiscal 2017 and although early adoption is permitted for this standard, the Company has not adopted nor determined its applicability.

In March 2016, the FASB issued an accounting standards update making final targeted amendments to the accounting for employee share-based payments. These amendments will require entities to recognize the income tax effects of awards when the awards vest or are settled, will change an employer’s accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and will require entities to elect whether to account for forfeitures of share-based payments by either recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited as is currently required. The required method of adoption varies by amendment. This accounting standards update is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, which for us is our fiscal 2018. Early adoption is permitted in any annual or interim period, but all of the guidance is required to be adopted in the same period and any adjustments must be reflected as of the beginning of the fiscal year. We are currently evaluating the impact this accounting standards update will have on our financial position, results of operations and cash flows.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  – (continued)

SUPPLEMENTAL CASH FLOW INFORMATION

	For The Years Ended
	June 30,
	2016	2015

Statement of Operation Information:
Cash paid for state taxes	$45,661	$7,050
Interest Paid (net interest income)	$270,600	$249,333
Non Cash Investing and Financing Activities:
Assets acquired with debt financing	$1,720,425	$300,000
Conversion of $15,000 of strategic payables into common stock with beneficial conversion feature interest of $5,000	$—	$20,000
Conversion of $320,000 of related party loans, including $21,043 accrued interest thereon, into 213,333 shares of common stock with beneficial conversion feature interest of $106,666	$—	$426,666
Conversion of $180,000 of related party loans into 1,800 shares of preferred stock with beneficial conversion feature interest of $59,400	$—	$239,400
Conversions of $160,000 of unpaid compensation into 1,600 shares of preferred stock with beneficial conversion feature interest of $52,800	$—	$212,800
Preferred stock dividend, declared on preferred shares held through September 30, 2014, of $494,736 paid through the issuance of 329,825 shares of common stock with beneficial conversion feature interest of $164,913	$—	$659,649
Conversion of 11,516 shares of preferred stock into 770,733 shares of common stock	$1,156,100	$—
Conversion of $252,815 of unpaid compensation into 168,550 shares of common stock with beneficial conversion feature interest of $84,272	$337,087	$—
Conversion of $69,310 of related party loans, including $39,366 accrued interest thereon, into 46,200 shares of common stock with beneficial conversion feature interest of $23,103	$92,413	$—
Accrued Deferred Offering Costs	$260,000	$—

NOTE 3 — INVENTORIES

Inventories consist of the following:

	June 30,
	2016	2015
	Amount	Amount
Raw materials	$423,670	$402,761
Work-in-process	485,344	486,254
Reserve	(37,000)	(37,000)
Total	$872,014	$852,015

The inventory reserve remained at $27,000 in our west division during the years ended June 30, 2016 and 2015. The inventory reserve remained at $10,000 in our east division during the years ended June 30, 2016 and 2015.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

Note 4 — PROPERTY AND EQUIPMENT:

Property and equipment was comprised of the following:

	June 30,
	2016	2015
	Amount	Amount
Leasehold Improvements	$40,288	$8,290
Computers, machinery & equipment	3,210,147	3,194,943
Furniture and fixtures	122,350	122,350
Transportation equipment	40,438	40,438
Property held under capital leases	56,013	56,013
	3,469,236	3,422,034
Less: accumulated depreciation and amortization	(3,310,257)	(3,227,874)
Total	$158,979	$194,160

Depreciation expense was $82,382 and $74,466 in 2016 and 2015, respectively.

NOTE 5 — ACCRUED EXPENSES:

Accrued expenses were comprised of the following:

	June 30,	June 30,
	2016	2015
Salaries, wages and other compensation, including $80,000 and $332,815 to related parties at June 30, 2016 and 2015.	$470,273	$678,729
Royalties	146,449	190,924
Professional fees	372,500	135,000
Commissions	37,936	37,936
Interest	47,144	0
Other miscellaneous accruals	60,427	63,354
	$1,134,729	$1,105,943

401 (K) Employee Benefit Plan:

The Company sponsors a 401(K) plan for all eligible employees. Employee contributions are based on a percentage of compensation. Employer contributions for both matching and profit sharing are discretionary and determined annually by management. For the years ended June 30, 2016 and 2015, there were no employer contributions to the plan. At June 30, 2016 & 2015 the Company owed no amounts to the 401 K Plan.

Deferred Lease Obligation

At June 30, 2016 the Company has $81,189 of deferred lease obligation associated with the amendment in May of 2016 for its long term lease on the Shelton Connecticut facility.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

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

The Company has long term debt with fixed interest rates, the carrying amount of which may be different from fair value as of June 30, 2016 and 2015. The Company decided that it is not practical to estimate the fair value of these financial instruments on the basis that they are held-to-maturity debts which have no immediately available market information on the fair value and the cost of making assumptions and applying estimation methodologies to assess the fair value estimates exceeds the benefit. Information pertinent to estimating the fair value such as carrying amount, effective interest rate, maturity and repayment term are disclosed in Notes 7 through 11 and summarized in Note 13.

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

Marketable securities, classified as available-for-sale securities, are measured at the lower of original cost or fair market value’ which we consider at this time to fall into (Level 1); on a recurring basis:

As of June 30, 2016 and 2015, this amounted to $200,000 and $200,000.

These are the result of our investment in AmpliTech Group Inc. On July 9, 2014 Microphase executed a securities purchase agreement with AmpliTech Group Inc. of Bohemia, N.Y. to purchase, as amended, 8,666,666 AmpliTech common shares at $0.023 per share for a total purchase price of $200,000.

MICROPHASE CORPORATION

Notes to Financial Statements

June 30, 2016

NOTE 7 — REVOLVING CREDIT LINE:

June 30,	June 30,
2016	2015

The Company entered into a revolving loan agreement with Gerber Finance, Inc. (Gerber) in February of 2012 for a maximum of $1,500,000, which was amended to $1,150,000 in November of 2013 and then increased to $1,400,000 in September 2015. Under this agreement, the Company can receive funds based on a borrowing base, which consists of various percentages of accounts receivable, inventory, a restricted cash account held by Gerber, and equipment., In connection with this agreement, the Company is subject to an annual facility fee (1.75%) on each anniversary, monthly collateral monitoring fees of $1,500 and other fees, plus interest at the rate of 7% through June 30, 2015. As of June 30, 2016 this line has a limit of $1,400,000 and the interest is currently at the base rate of 7.25%. For the months of March through June 2016, we incurred an additional 2.5% interest charge on over-advance amounts that exceeded the collateral borrowing base and briefly (less than one week) a separate additional interest charge of 2.5% for exceeding the line limit of $1,400,000. This excess utilization was eliminated in early July 2016.

$1,474,129	$1,013,406

The interest expense for 2016 and 2015 was $168,237 and $128,772, and the fees for 2016 and 2015 were $41,734 and $26,385, respectively. The effective interest rate for 2016 and 2015 was 11.54% & 15.29%, respectively.

There are financial covenants set forth in the Gerber agreement of February 3, 2012 and as amended on February 24, 2012. As of June 30, 2016 the Company was not in compliance with three financial covenants regarding minimum levels of net worth, net income and subordinated debt. The Company has not received a notice of default from Gerber regarding these covenants.

Approximate Value of collateral at balance sheet dates —

	June 30,	June 30,
	2016	2015
	Amount	Amount
Inventories	$872,014	$852,015
Accounts Receivable	1,092,482	881,221

Total Collateral	$1,964,496	$1,733,236

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 8 — NOTES PAYABLE — RELATED PARTIES:

	June 30,	June 30,
	2016	2015

Officers and Stockholders:
Payable in monthly payments of $2,000 as revised, including interest at 6% through September, 2017, of which $180,000 was converted into 1,800 shares of preferred stock during Fiscal Year Ended June 30, 2015. On March 31, 2016, the balance together with accrued interest which totaled $69,421 was converted into 46,280 common stock shares at a $1.50 per share conversion rate.	$—	$44,258

Former Employee:
Note payable to a Note Holder formerly employed by the Company, payable in monthly payments of $7,600 as revised in November, 2015, with interest at 6% until paid in full. This Note Holder subordinated his debts to the revolving line discussed in Note 7, in February 2012, and converted $170,000 of his debt into 113,333 shares of common stock during the Fiscal Year Ended June 30, 2015. During the current fiscal year the Company has sought to revise the payment schedule with Note Holder and to date the parties have not agreed to a revised repayment schedule and the note is in arrears. In May 2016, this lender initiated a Notice of Default and Demand for Payment, and in July 2016 the Note Holder initiated litigation to collect this debt in full. While the Company still seeks a mutually agreeable settlement on amicable terms the Company believes this debt will be settled for an amount substantially the same as recorded in the financial statement.	$152,434	$168,599

Stockholders:
Two notes previously payable to individuals with monthly payments of $2,715 and $2,750 as revised, including interest at 6% through September, 2017. In January 2016, these two notes and loan amortization schedules were revised with monthly payments of $910 and $980 respectively, including interest at 3% through August 2019. The monthly payment amounts increase by $130 and $140 respectively every 4 months, per the revised schedule.	$118,762	121,140

Other Related Parties:
Previously payable to this individual in monthly payments of $875 as revised, including interest at 6% through September, 2017. In January 2016, this note & loan amortization schedule was revised with a monthly payment of $280, including interest at 3% through August 2019. The monthly payment amount increases by $40 every 4 months, per the revised schedule.	$18,754	19,058
Two notes previously payable to two individuals with identical monthly payments of $2,425 each as revised, including interest at 6% through April, 2017. In January 2016, these two notes & loan amortization schedules were revised with monthly payments of $840 each, including interest at 3% through August 2019. The monthly payment amount increases by $120 every 4 months, per the revised schedule.	$105,057	107,191

Total	395,007	460,246
Less: current portion	(137,150)	(169,447)
Long-term portion	$257,857	290,799

At June 30, 2016 the maturities of notes payable — related parties for each of the next five years & thereafter are as follows:

June 30,
2017	$137,150
2018	118,645
2019	104,112
2020	35,100
Total	$395,007

Interest expense charged to operations on these loans amounted to $21,662 and $36,085 for the years ended June 30, 2016 and 2015, respectively. The Company and the note holders (except for the former employee as discussed above) have agreed to revised repayment schedules for 42 months commencing December 2015. As of June 30, 2016, the Company is in arrears on one payment of the revised repayment schedules for each of the note holders.

  MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 9 — OTHER TERMED DEBTS:

Other termed debts consist of: (i) Long-term Debt, (ii) Capital Leases, & (iii) Extended Payment Arrangements.

Long-term Debt:	June 30,	June 30,
	2016	2015
People’s General Bank
Overdraft protection credit line loan; up to $20,000 available at June 30, 2015, with minimum payments based upon a twenty four month payout from most recent utilization, or $215 plus interest at June 30, 2015. Microphase paid this loan off in the 2nd quarter of fiscal 2016.	$—	$7,542
Ford Credit Company:
Payable in monthly payments of $499, including interest at 4.90% through April, 2019 secured by transportation equipment.	$15,823	$20,904
	$15,823	$28,446
Less: current portion	(5,336)	(12,623)
Total	$10,487	$15,823

The Company charged operations $1,309 and $2,612 in interest on these loans for the years ended June 30, 2016 and 2015, respectively.

Capital Leases:

The Company is the lessee of equipment under capital leases expiring through March, 2016. The assets are recorded at the fair market value as of the date of the leases. The assets are amortized over their estimated productive lives. Amortization is included in depreciation expense.

The following is a summary of property held under capital leases:	June 30,	June 30,
	2016	2015
Property held under capital leases	$56,013	$56,013
Less: accumulated amortization	(49,478)	(38,276)
Net property under capital leases	$6,535	$17,737

The following is a summary of balances due under capital leases:	June 30,	June 30,
	2016	2015
Total minimum lease payments	$-	$12,510
Less: amount representing interest	-	(449)
Present value of net minimum lease payments	-	12,061
Less: current portion	-	(12,061)
Long-term portion	$—	$—

Interest expense charged to operations under capital leases was $567 and $2,215 for the years ended June 30, 2016 and 2015, respectively.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 9 — OTHER TERMED DEBTS:  – (continued)

Extended Payment arrangements:

The Company is responsible for paying a former employee, disability benefits under a prior self-insured plan, through April, 2019. The plan requires monthly payments until the participant attains age 65. Interest has been imputed on this obligation at 5%.

	June 30,	June 30,
	2016	2015
Total of extended disability benefits	$26,327	$36,152
Less: amount representing interest	(1,461)	(3,316)
Present value of disability benefits	24,866	32,836
Less: current portion	(8,378)	(7,970)
Long-term portion	$16,488	$24,866

Interest expense charged to operations for the extended disability payments was $1,461 and $1,849 in 2016 and 2015, respectively.

Summary totals for Other termed debts consisting of:
(i) Long-term Debt, (ii) Capital Leases, & (iii) Extended Payment Arrangements.
	June 30,	June 30,
	2016	2015
Total minimum long term debt, capital lease & extended disability payments	$40,689	$73,343
Less: current portion	(13,714)	(32,654)
Long-term portion	$26,975	$40,689

At June 30, 2016 the maturities of all other termed debts for each of the next five years & thereafter are as follows:

June 30,
2017	13,714
2018	14,410
2019	12,565
Total minimum long term debt, capital lease & extended disability payments	$40,689

NOTE 10 — EQUITY LINES OF CREDIT:

The Company had previously guaranteed the payment of an Equity Line of Credit with Wells Fargo Bank totaling up to $250,000, the proceeds of which the Company received from a concurrent loan from Edson when the credit line was funded on August 15, 2008 discussed further in Note 14. In June 2014 the Company agreed to assume the remaining balance of $243,257 for the cancellation of 2,433 shares of its $100 par value preferred stock. As of June 30, 2016 & 2015 this line of credit has $250,000 available, secured by residential real estate owned by a former COO of the Company, of which $218,290 and $232,466 was outstanding, respectively, with an interest rate of 3.35%. Interest expense charged to operations on this loan amounted to $7,608 and $7,924 for the years ended June 30, 2016 and 2015 respectively.

Effective June 30, 2014 the Company also has guaranteed to its President and a general member of MHC, the repayment of a second Equity Line of Credit with Wells Fargo Bank as also discussed further in Note 14. As of June 30, 2016 & 2015 this line of credit has $150,000 available, secured by the president’s principal residence, of which $101,003 and $119,531 is outstanding respectively, with an interest rate of 3.0%. Interest expense charged to operations on this loan amounted to $3,332 and $4,105 for the years ended June 30, 2016 and 2015.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 11 — ACQUIRED INTANGIBLE ASSETS & ACQUISITION NOTES PAYABLE:

The Company acquired certain assets including specific inventory and fixed assets from a RF services provider, Microsemi Corp-RF Integrated Solutions (“Microsemi”); which had eliminated providing certain RF services similar to that of the Company for approximately 10 customers. The acquisition was pursuant to a contract, originally dated March 27, 2013, which provided for a $100,000 down payment and a note payable for $650,000, with payments through December, 2014 as amended. The total purchase price of $750,000 was allocated to tangible assets inventory and fixed assets associated with these specific RF services, and $155,277 intangible assets consisting of a customer list, non-compete clause and an exclusive license. The Contract also provided for 5% royalty on certain RF services we will provide to the specified 10 customers.

On August 8, 2014 the Company signed a strategic partnership agreement with Dynamac, Inc. to develop, manufacture and market a portfolio of low cost RF/Microwave and Millimeter-wave calibrated test probes and related universal test platforms. Microphase agreed to pay a one-time licensing and rights fee of $350,000 of which $50,000 was paid in the first quarter of fiscal 2015, and the remaining $300,000 was originally due in the second quarter. As of June 30, 2015 the Company was renegotiating repayment terms as well as the expected delivery date of the initial proto-type products.

On January 21, 2016, Microphase Instruments LLC, a wholly-owned subsidiary of Microphase Corporation (the “Company”) entered into a Purchase Agreement (the “Agreement”) with Dynamac, Inc. (the “Seller”), pursuant to which the Company acquired from the Seller an entire line of proprietary radio frequency (RF) and microwave test and measurement products, together with certain corresponding intellectual property, for an aggregate purchase price of $2,500,000 (the “Purchase Price”). The Agreement replaces all previous agreements and arrangements between the Company and the Seller, including, without limitation, that certain strategic partnership agreement dated August 8, 2014.

Asset allocation on Acquisition date

The Exclusive License associated with the Microsemi Inc. (“Microsemi”) asset acquisition was valued at $56,861, was ascribed a perpetual life and is subject to evaluation annually for impairment. Management has determined that there was no impairment charge to be recorded for the years ended June 30, 2016 and 2015. Customer Lists and Non-Compete agreements associated with the Microsemi asset acquisition were ascribed useful lives of 7 and 5 years respectively. The consideration paid for this portion of business was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We assigned $155,277 to identifiable intangible assets, which consist of a customer list, non-compete clause and an exclusive license. The acquired intangible assets will be amortized over their estimate lives, which range from 5 to 10 years, primarily using accelerated amortization methods based on the cash flow streams used to value those assets. The exclusive license has a contractual indefinite life and will be reviewed annually for impairment. There was no excess of the purchase price over the estimated fair value of the net assets acquired and as such no goodwill was recorded. Amortization expense recorded for these intangible assets was $15,511 and $15,511 for the years ended June 30, 2016 and 2015, respectively.

The Dynamac License was recorded at cost. The Company deposited $50,000 and provided a $300,000 note payable toward the initial contract during fiscal 2015 which was subsequently revised by the Dynamac agreement of January 21, 2016.

The assets acquired in the Dynamac agreement have been valued at the contract price in our initial measurement, resulting in intangible assets other than goodwill, primarily Intellectual Property consisting of two (2) patents with remaining lives of over 12 years each, a portfolio of product prototypes to be patented, trade secrets, know-how, confidential information and other intellectual property. We expect to incur additional costs to apply for eighteen (18) new patents, in addition to various trademarks and copyrights.

Our accounting for the allocation of the relative fair value of the intangible assets, other than goodwill, acquired in the Dynamac acquisition is still preliminary. The fair value estimates for the assets acquired were based on preliminary calculations, and our estimates and assumptions of the allocation of the relative fair value of these assets to possibly amortizable components, and if any, what period of amortization would be appropriate, are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). These assets will be subject to periodic evaluation and at a minimum will be reviewed annually for impairment. The Company assesses these assets for impairment based on their future cash flows.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 11 — ACQUISITION OF ASSETS & NOTE PAYABLE:  – (continued)

Our Acquisitions have resulted in the following Asset allocation:

	June 30,	June 30,
	2016	2015

Intellectual Property	$2,520,425	$350,000
Customer List	73,017	73,017
Non-Compete Clause	25,399	25,399
Exclusive License	56,861	56,861
Total	2,675,702	505,277
Accumulated Amortization	(46,532)	(31,022)
Net Total	$2,629,170	$474,255

Asset Acquisition Note Payable is comprised of the following:

	June 30,	June 30,
	2016	2015

Asset Acquisition Note Payable-current portion
- Microsemi	$—	$—
- Dynamac agreement	975,345	300,000
Asset Acquisition Note Payable, net of current portion
- Dynamac agreement	1,045,080
Total Asset acquisition note payable	$2,020,425	$300,000

The acquisition of Microsemi- on March 27, 2013, provided for a $100,000 down payment and a note payable for $650,000, with payments through December, 2014 and was repaid in full during Fiscal 2015.

The Dynamac agreement, as revised, of January 21, 2016 was funded by the $50,000 original deposit paid in connection with the previous agreement, $350,000 paid at closing, $100,000 paid in February 2016, and a series of four $550,000 payments payable on the note semi-annually, due in August 2016 & 2017 and February 2017 & 2018. The Company imputed interest at 7%, its most favorable credit line rate, and as such is valued at $2,020,425.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 12 — INCOME TAXES AND DEFERRED TAXES:

There is no provision for federal income tax and state income tax is provided for at the minimum statutory amount. The Company has available at June 30, 2016 approximately $7,655,000 and $6,950,000 in federal and state unused operating loss carry-forwards that expire in various years from 2019 to 2036. The Company also has available at June 30, 2016 approximately $3,400,000 capital loss carry-forwards.

The provisions for current and deferred income taxes are summarized as follows:

	2016	2015
	Amount	Amount
Current:
United States	$(338,321)	$(788,153)
State and local	(51,231)	(119,349)
	(389,552)	(907,502)
Deferred:
United States	215,390	304,500
State and local	32,616	46,110
	248,006	350,610
Valuation reserve	(192,713)	(564,192)
	$51,167	$7,300

The elements is the tax provision consist of the following:

	2016	2015
	Amount	Amount
Domestic tax loss and credit carryforwards	$(437,026)	$(900,093)
Deferred revenue	47,473	(45,906)
Share-based compensation	248,006	350,610
Capital loss carryforwards	-	38,496
All other — net	-	-
	(141,546)	(556,892)
Valuation allowance	(192,713)	(564,192)
	$51,167	$7,300

Deferred income tax assets and liabilities result from differences in reporting of income and expenses and operating loss carry-forwards. No deferred income tax assets have been recorded due to the fact that it is unlikely the Company will derive any tax benefit, until such time it attains profitability, from these factors. There were no material unrecorded taxes at the years ending June 30, 2016 or 2015.

The Company is subject to routine audits by taxing jurisdictions, however, there are currently no audits in progress. The Company remains subject to examinations by U.S. Federal and various state authorities for years ending after June 30, 2013.

NOTE 13 — COMMITMENTS AND CONTINGENCIES:

The Company sublet office space until March 31, 2015 and a vehicle in fiscal 2015 to mPhase Technologies, Inc. (mPhase), a related company. In Fiscal 2015 the rent recorded was $13,500 for the office space and $9,000 for the vehicle. As of June 30, 2016 and 2015, mPhase owed the Company $33,295 and $28,045.

In March of 2013 the Company acquired a division of Microsemi Inc. for $750,000 plus 5% royalty of gross sales. There were payments of $360,000 in 2015 which completed the acquisition. There were no payments in 2016.

The Company leases four vehicles under operating leases expiring in 2016 through 2018. As of June 30, 2016, the future minimum rental payments for fiscal 2017 are $34,909.

The Company has employment contracts with three officers and one employee and one consulting contract discussed in note 14 below.

The Company also has guaranteed to Edson, and its majority shareholders individually as signatories, the repayment of loan origination costs, interest charges and the principal in full, for an Equity Line of Credit with Wells Fargo Bank totaling up to $250,000, the proceeds of which the Company received a concurrent loan from Edson when the credit line was funded on August 15, 2008. Edson incurred approximately $3,200 loan origination costs (see note 14). The Company is a guarantor of a $243,296 note to Wells Fargo secured by real estate of one of the officers. As of June 30, 2016 & 2015 this line of credit had $250,000 available, secured by residential real estate owned by the vice president, of which $218,290 and $232,466 was outstanding, respectively, with an interest rate of 3.35%. Interest expense charged to operations on this loan amounted to $7,608 and $7,924 for the years ended June 30, 2016 and 2015 respectively.

The Company is also a guarantor of a $131,545 note to Wells Fargo secured by real estate of another officer. As of June 30, 2016 & 2015 this line of credit had $150,000 available, secured by the president’s principal residence, of which $101,003 and $119,531 was outstanding respectively, with an interest rate of 3.0%. Interest expense charged to operations on this loan was $3,332 and $4,105 for the years ended June 30, 2016 and 2015. These notes were assumed by the Company effective June 30, 2013 and 2014, respectively.

 MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 13 — COMMITMENTS AND CONTINGENCIES:  – (continued)

On January 21, 2016, Microphase Instruments LLC, a subsidiary of Microphase Corporation (the “Company”) entered into a Purchase Agreement (the “Agreement”) with Dynamac, Inc. (the “Seller”), pursuant to which the Company acquired from the Seller an entire line of proprietary radio frequency (RF) and microwave test and measurement products, together with certain corresponding intellectual property, for an aggregate purchase price of approximately $2,500,000 (the “Purchase Price”). The Purchase Price was funded by the $50,000 original deposit paid in connection with the previous agreement, $350,000 paid at closing, $100,000 paid in February 2016, and a series of four $550,000 payments payable on the note semi-annually, due in August 2016 & 2017 and February 2017 & 2018. The Company imputed interest at 7%, its most favorable credit line rate, and as such is valued at $2,020,425.

The Agreement replaces all previous agreements and arrangements between the Company and the Seller, including, without limitation, that certain strategic partnership agreement dated August 8, 2014.

The Company has material Debt Service commitments at June 30, 2016 as discussed in Notes 8 through 11 summarized as follows:

	Related Party Loans-SEE NOTE 8	Other Termed Debt-SEE NOTE 9	Equity Lines of Credit-SEE NOTE 10	Acquisition Notes-SEE NOTE 11	Total
EFFECTIVE INTEREST RATE FISCAL YEAR ENDED JUNE 30, 2016	4.1%	5.5%	3.3%	7.0%

Fiscal Years:
2017	$137,150	$13,714	$38,132	$975,345	$1,164,341
2018	118,645	14,410	39,363	1,045,080	1,217,498
2019	104,112	12,565	241,798	-	358,475
2020	35,100	-	-	-	35,100
Total	$395,007	$40,689	$319,293	$2,020,425	$2,775,414

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 13 — COMMITMENTS AND CONTINGENCIES:  – (continued)

In connection with the acquisition of a specific product line of Microsemi’s, the Company signed a lease for 4,000 square feet of space at Microsemi’s facility in Folsom, CA. The initial terms of the lease were $8,400 per month rent with a term of one year. The lease was renegotiated in April of 2014 with a new rent of $7,000 per month beginning in June 2014 through June 2016, extended to July. The rent expense for fiscal 2015 was $91,500. The rent expense for fiscal 2016 was $132,000. The Company did not renew this lease. The Company moved all of the inventory and equipment from the facility in Folsom, CA into our facility in Shelton, Connecticut in August of 2016.

In November 2013 the Company sold the headquarters building to 587 Connecticut Avenue LLC. Beginning November 27, 2013 through April 17, 2015 the Company leased back a portion of the building for $10,103 per month. Under the terms of the lease, either party could terminate the lease with 90 days prior notice.

The Company moved to Shelton, Connecticut on April 21, 2015, to a facility with 15,000 square feet with monthly rent of $15,000, for a 7-year term with annual escalations of 3%. In December 2015 the Company committed to rent additional space in connection with the acquisition of the Dynamac proprietary line. In June 2016 the monthly rent became $18,400 and in August 2016 $24,740.

Under the terms of the Shelton lease minimum premises lease commitments for the next five years and thereafter at June 30, 2016 is as follows:.

Total
Fiscal Years:

2017	302,511
2018	304,989
2019	314,051
2020	323,351
2021	332,890
Thereafter	708,362
Total	$2,286,154

Rent Expense for Fiscal Years Ended June 30, 2016 and 2015 was $334,060 and $240,532, respectively.

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

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 14 — RELATED PARTY TRANSACTIONS:

The Company had activities with related parties during the fiscal years 2016 and 2015.

The Company sublet office space until March 31, 2015 and a vehicle in fiscal 2015 to mPhase. In Fiscal 2016 the rent recorded was $0 for the office space and $9,000 for the vehicle. In Fiscal 2015 the rent recorded was $13,500 for the office space and $9,000 for the vehicle.

As of June 30, 2016 and 2015 mPhase owed the Company $33,295 and $28,045, respectively.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 14 — RELATED PARTY TRANSACTIONS:  – (continued)

Employment and Consultant Contracts:

The Company had previously entered into employment contracts with two long term officers through 2015 that provided for a stated salary of $250,000 per year, plus company benefits. These contracts were subject to other items and included a non-compete covenant. In Fiscal 2015 the Company entered into updated three year employment agreements with these two workers, one as an officer, currently the Company’s president and a director, and one as a strategic consultant upon his resignation as an officer and director. These updated contracts include base compensation of $225,000 per year plus company benefits, severance provisions and non-competition covenants for both individuals. As of June 30, 2016 and 2015, the Company owed $80,000 and $332,815 to these individuals, respectively.

In Fiscal 2015 the Company also entered into three year employment contracts with two new officers for at will employment with base compensation of $160,000 and $150,000 per year plus company benefits, respectively. Effective July 1, 2016 the Company revised these agreements with these two officers. These updated contracts include base compensation of $175,000 and $165,000 per year plus company benefits, severance provisions and non-competition covenants for both officers.

Effective July 1, 2016 the Company executed a modification to the consulting contract with the general manager through February 1, 2019. The updated contract includes base compensation of $192,000 per year with contract termination fees, comparable to the severance provisions for officers, and non-competition covenants.

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

Effective June 30, 2014 the Company also has guaranteed to its president, and a general member of MHC, the majority shareholder, individually as signatory’s, the repayment of a second Equity Line of Credit with Wells Fargo Bank, secured by the president’s principal residence, totaling $131,545 at that date. The proceeds of this home equity loan were primarily used to fund loan advances to the Company by the president in recent fiscal years. The Company committed to pay interest charges and the principal in full for this obligation and recorded the assumption as a $100,000 reduction of loans and a $31,545 reduction of unpaid compensation due to the president. (ALSO SEE NOTE-10)

  MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 15 — MAJOR CUSTOMERS AND SEGMENTS:

The Company had two customers in 2016 and two customers in 2015 which each accounted for more than 10% of sales.

The Company recorded sales of $4,123,408 with the two customers during the year ended June 30, 2016. These sales represent 45% of total sales for the year. At June 30, 2016, these customers owed $322,376 to the Company.

The Company recorded sales of $3,689,132 with the two customers during the year ended 2015. These sales represent 45% of total sales for the year. At June 30, 2015 these customers owed $383,464 to the Company.

Sales to U.S. customers were $7,921,939 and $7,047,074 which represented 87% and 86% of sales for the year ended June 30, 2016 and 2015, respectively.

NOTE 16 — STOCKHOLDERS’ EQUITY:

Microphase Corporation has, as amended, authorized capital of 7,800,000 shares of common stock with no par value and 200,000 shares of preferred stock, convertible into common stock subsequent to October 4, 2014, $100 par value per share, with 6% cumulative dividends when declared.

Common Stock Transactions

During the Fiscal Year ended June 30, 2016, the Company issued 80,000 shares of its Common Stock to two consultants pursuant to consulting agreements and 210,000 shares to two Officers and Directors for services, respectively, valued at $580,000, which was charged to selling general and administrative expense for this period. Also during the fiscal year ended June 30, 2016, the Company granted options to an Officer and Director for services to purchase 75,000 shares of Common Stock, with an exercise price of $2.00, with a term of 7 years, and which rights vest over the next three years. The total value of these options was estimated to be $106,200 using the Black Scholes method, based on an assumed volatility of 112.5% and an interest rate of .09% resulting in a $35,400 charge to selling general and administrative expense for the fiscal year ended June 30, 2016, deferring the balance of which $35,400 will be charged quarterly as it vests.

During the Fiscal Year ended June 30, 2016, the Company completed a private placement of its common stock to an accredited investor pursuant to Rule 504 of regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company issued 125,000 shares of its common stock at $2.00 per share together with a 5 year warrant to purchase up to 125,000 additional shares of our common stock at $2.50 to the investor and 25,000 shares to the placement agent, and received net proceeds of $225,000 after deducting $25,000 of cash costs, which was used for working capital.

During the Fiscal Year ended June 30, 2016, the Company’s President converted $252,815 of unpaid compensation into 168,550 shares of Common Stock resulting in a loss on the settlement of liabilities of $84,271. The President also converted $69,310 of related party loans, including $39,366 of accrued interest, into 46,200 shares of Common Stock resulting in a loss on the settlement of liabilities of $23,103. In total the Company settled $322,125 of related liabilities and recorded a $107,375 loss on the settlement of liabilities with related parties for a total of 214,750 shares of Common Stock valued at $429,500.

MICROPHASE CORPORATION

 Notes to Financial Statements
June 30, 2016

NOTE 16 — STOCKHOLDERS’ EQUITY:  – (continued)

During the Fiscal Year ended June 30, 2015, the Company issued 435,000 shares of its common stock for services and charged $790,000 to selling general and administrative expense and $80,000 to engineering and research expenses, respectively, valuing the shares based upon the value of concurrent private placements.

During the Fiscal Year ended June 30, 2015, the Company also issued 311,782 shares of its common stock to accredited investors in private placements of its common stock to accredited investors pursuant to Rule 504 of regulation D and Section 4(2) of the Securities Act of 1933, as amended, which included 68,782 shares to finders and $31,450 of offering costs, generating $447,050 net proceeds to the Company.

Also during the Fiscal Year ended June 30, 2015, the Company recorded the conversion of $320,000 of related party loans, including $21,043 accrued interest thereon, into 213,333 shares of common stock with beneficial conversion feature interest of $106,666, charged to loss on debt settlements and the conversion of $15,000 of strategic payables into common stock with beneficial conversion feature interest expense of $5,000.

Preferred Stock Transactions

During the Fiscal Year ended June 30, 2016, the Company issued 770,733 shares of the Company’s Common Stock pursuant to the conversion of 11,561 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) held by a private investor. The issuance did not result in any proceeds to the Company as the conversion to common shares effectively cancelled 11,561 shares of Preferred Stock previously acquired by the holder.

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

As of June 30, 2014, 23,543 preferred shares were issued and the cumulative dividends undeclared were approximately $459,400. In December 2014, the Board of Directors declared $494,735 of dividends on preferred shares outstanding as of September 30, 2014 and authorized the payment in 329,825 shares common stock using a conversion rate of $1.50 per share, charging an additional $164,193 to retained deficit for the loss on the settlement of the dividend payable. As of June 30, 2015, 26,943 preferred shares are outstanding and cumulative undeclared dividends on preferred stock are $115,769. As of June 30, 2016, 15,382 preferred shares were outstanding and cumulative undeclared dividends on preferred stock were $243,788.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 16 — STOCKHOLDERS’ EQUITY:  – (continued)

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

Capital stock conversions

During the fiscal year ended June 30, 2016, the Company’s President converted $252,815 of unpaid compensation into 168,550 shares of Common Stock resulting in a loss on the settlement of liabilities of $84,271. The President also converted $69,310 of related party loans, including $39,366 of accrued interest, into 46,200 shares of Common Stock resulting in a loss on the settlement of liabilities of $23,103. In total the Company settled $322,125 of related liabilities and recorded a $107,375 loss on the settlement of liabilities with related parties for a total of 214,750 shares of Common Stock valued at $429,500.

The Company recorded a loss on the settlement of liabilities of $223,866 which was charged to operations in the fiscal year ended June 30, 2015, in connection with the conversion of $675,000 of debts, $660,000 of which were with related parties representing $218,836 of the loss on the settlement of liabilities, into 233,333 shares of common stock and 3,400 shares of $100 preferred stock convertible into common stock at $1.50 per share, based upon the difference between the conversion value of $1.50 and $2.00, the value of shares issued in recent private placements.

MICROPHASE CORPORATION

Notes to Financial Statements
June 30, 2016

NOTE 16 — STOCKHOLDERS’ EQUITY:  – (continued)

Reserved Shares

Stock Options

The Board approved the implementation of a stock option plan in January 2015, for which the Company will not seek ratification by the shareholders, reserving 250,000 shares of Common Stock for this plan; however, such plan has not yet been set forth in a formal document adopted by the board. During the fiscal year ended June 30, 2016, the Company granted options, as part of this plan, to an Officer and Director for services to purchase 75,000 shares of Common Stock, with an exercise price of $2.00, with a term of 7 years, and which rights vest over the next three years as follows; 25,000 shares were exercisable immediately and 25,000 shares vest each October 1 of 2016 and 2017. The total value of these options was estimated to be $106,200 using the Black Scholes method, based on an assumed volatility of 112.5% and an interest rate of .09%. $35,400 was charged to operations in the during the fiscal year ended June 30, 2016 deferring the balance of which $35,400 will be charged each October 1 of 2016 and 2017 for fiscal 2017 & 2018.

Series A Preferred Shares currently convertible

As of June 30, 2016, 15,382 preferred shares were outstanding and cumulative undeclared dividends on preferred stock were $243,788. The preferred shares are convertible into 1,025,467 shares of the Company’s common stock at $1.50, and the dividends, if declared, are convertible into 162,525 common shares stock also at $1.50, until such time the Company’s common stock begins trading.

Certain Debts currently convertible

As of June 30, 2016, $395,007 of loans from related parties and $80,000 of unpaid compensation are convertible into 263,338 and 53,334 shares of the Company’s common stock at $1.50, respectively, until such time the Company’s common stock begins trading.

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

NOTE 17 — SUBSEQUENT EVENTS:

The Company was awarded a grant and a loan pursuant to the State of Connecticut Small Business Express Program which closed in August 2016. The terms include the following:

A)	Small Business Express Matching Grant in an amount of $100,000. State grant funding requires a dollar for dollar match on behalf of the Company, and

B)	Small Business Express Job Creation Incentive loan in an amount of $300,000 at an interest rate of 3.0 % for a term of 10 years. Principal and Interest will be deferred for the first year of the loan.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 3, 2016	MICROPHASE CORPORATION

	By:	/s/ Necdet F. Ergul

Name: Necdet F. Ergul Title: Chief Executive Officer, Chairman of the Board of Directors

	By:	/s/ James Ashman

Name: James Ashman Title: Chief Financial Officer, Director

By:	/s/ Michael Gadakhasz

Name: Michael Gadakhasz
Title: Director

By:	/s/ Jeffrey Peterson

Name: Jeffrey Peterson
Title: Director

By:	/s/ Paul H. DeCoster

Name: Paul H. DeCoster
Title: Director

51