Form 10-Q
period 2016-09-30
Microphase Corp
filed 2016-11-14
CIK 1574969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

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

As of November 11, 2016, there were 6,882,461 shares outstanding of the registrant’s common stock.

MICROPHASE CORPORATION

MICROPHASE CORPORATION

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2016	2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$16,389	$81,224
Accounts receivable, net of allowance of $5,000 September 30, 2016 and June 30, 2016	367,019	1,092,482
Inventory	753,059	872,014
Due from related parties	33,295	33,295
Prepaid and other current assets	3,262	63,742
TOTAL CURRENT ASSETS	1,173,024	2,142,757
Property and equipment, net	140,985	158,979
OTHER ASSETS
Cash – restricted	100,000	100,000
Intangible assets	2,625,292	2,629,170
Marketable securities	385,667	200,000
Deferred offering costs	400,000	260,000
Other assets-lease deposit	43,479	43,479
TOTAL OTHER ASSETS	3,554,438	3,232,649
TOTAL ASSETS	$4,868,447	$5,534,385
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Credit Facility – Revolving Loan	$844,926	$1,474,129
Accounts payable	534,567	553,331
Accrued expenses	1,187,217	1,134,729
Deferred Revenue & Customer Deposits	73,200	117,800
Notes Payable – Related Parties, current portion	212,490	137,150
Asset Acquisition Note Payable-current portion	975,345	975,345
Equity Lines of Credit-current portion	38,236	38,132
Other termed debts – current portion	13,714	13,714
TOTAL CURRENT LIABILITIES	3,879,695	4,444,330
Other termed debts, net of current portion	324,009	26,975
Notes Payable – Related Parties, net of current portion	186,639	257,857
Asset Acquisition Note Payable, net of current portion	1,045,080	1,045,080
Equity Lines of Credit, net of current portion	277,896	281,161
Deferred Lease Obligation	95,441	81,189

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
6% cumulative preferred stock, $100 par value, 200,000 shares authorized, 15,382 shares issued and outstanding on September 30, 2016 (unaudited) and June 30, 2016, respectively	1,538,200	1,538,200
Common stock, no par value 7,800,000 shares authorized 6,299,123 and, 6,200,789 shares issued and outstanding at September 30, 2016 (unaudited) and June 30, 2016, respectively	9,509,633	9,367,133
Additional Paid In Capital	2,432,111	2,432,111
Accumulated Other Comprehensive Income	185,667	–
Accumulated Deficit	(14,605,924)	(13,939,651)
TOTAL STOCKHOLDERS’ DEFICIT	(940,313)	(602,207)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,868,447	$5,534,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

Condensed Consolidated Statements of Operations

	For the Three Months Ended
	September 30,
	2016	2015
	(unaudited)	(unaudited)
Revenues	$1,373,064	$2,451,855
Cost of Sales	979,882	1,415,183
Gross Profit	393,182	1,036,672
Selling, General and Administrative Expenses (including non-cash stock related charges of $97,500 and $0 in Fiscal 2016 and 2015)	738,850	703,000
Engineering and Research expenses	207,660	206,314
Other Income (Loss)	–	2,250
Interest (Expense and Credit costs) net	(111,895)	(58,171)
Net Income (Loss) before Income Taxes	(665,223)	71,437
Income Taxes	(1,050)	(1,050)
Net Income (Loss)	$(666,273)	$70,387

Basic Net income (loss) per share:	$(0.107)	$0.015
Diluted Net income (loss) per share:	$(0.107)	$0.011

Weighted Average Number of Shares Outstanding:
Basic	6,201,858	4,775,306
Diluted	6,201,858	6,122,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

F-2

MICROPHASE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

	For The Three Months Ended
	September 30,
	2016	2015
	(unaudited)	(unaudited)
Net income (loss)	$(666,273)	$70,387
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	185,667	(37,067)
Total comprehensive income (loss)	$(480,606)	$33,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended September 30, 2016

(Unaudited)

					Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Amount

Balance, June 30, 2016	15,382	$1,538,200	6,200,789	$9,367,133	$2,432,111	-	$(13,939,651)	$(602,207)

Issuance of common stock and options for services			65,000	97,500	-			97,500

Issuance of Common Stock and warrants in Private Placements, net of $5,000 costs			33,334	45,000				45,000

Unrealized gain on marketable securities						185,667		185,667

Net Loss For the Three Months Ended September 30, 2016							(666,273)	(666,273)
Balance, September 30, 2016	15,382	$1,538,200	6,299,123	$9,509,633	$2,432,111	$185,667	$(14,605,924)	$(940,313)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	September 30,
	2016	2015
	(unaudited)	(unaudited)
Cash Flow Provided by (Used In) Operating Activities:
Net (Loss) Income From Operations	$(666,273)	$70,387
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,872	23,266
Non-cash charges relating to issuance of common stock for services	97,500	-
Changes in assets and liabilities:
Accounts receivable	725,463	(224,429)
Inventories	118,955	12,755
Other current assets	60,480	(4,413)
Deferred Rent	14,252	-
Accounts payable	(158,763)	(61,823)
Accrued Expenses	56,609	98,519
Customer deposits & deferred revenue	(44,600)	-
Due to/from related parties mPhase & Edson Realty	-	(2,250)
Net cash provided by (used in) operating activities	$225,495	$(87,988)

Cash Flow Used in Investing Activities:
Purchase of fixed assets	-	(35,919)
Net Cash used in investing activities	$-	$(35,919)

Cash Flow Provided by (Used in) Financing Activities:
Proceeds from issuance of common stock	45,000	-
(Payments) Proceeds from revolving credit facility (net)	(629,203)	212,060
Payments of equity lines of credit	(3,161)	(9,090)
Payments of long-term debt	(871)	(1,858)
Proceeds from EDA loan	300,000	-
Payments of capital lease obligations	-	(3,934)
Payments of extended term arrangement	(2,095)	(1,993)
Net cash provided by (used in) financing activities	$(290,330)	$195,185
Net (decrease) increase in cash	$(64,835)	$71,278
CASH, beginning of period	$81,224	$127,093
CASH, end of period	$16,389	$198,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Microphase Corporation (the “Company”) is a design to manufacture original equipment manufacturer (OEM) industry leader delivering world-class radio frequency (RF) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video amplifiers (DLVA) to the military, aerospace and telecommunications industries. Sales to military markets represent 100% of sales. The Company is headquartered in Shelton, Connecticut.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2016 are not necessarily indicative of the results that may be expected for a full fiscal year. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries which include Microphase West LLC and Microphase Instruments, LLC, as of October 23, 2015. All intercompany accounts and transactions have been eliminated.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $13,939,651 and a total stockholders’ deficit of $602,207. As of September 30, 2016, we had an accumulated deficit of $14,605,924 and a total stockholders’ deficit of $940,313. A significant amount of capital will be necessary to sustain, grow and advance our business and these conditions raise substantial doubt about our ability to continue as a going concern, as expressed in the report of our Independent Registered Public Accounting Firm for the year ended June 30, 2016.

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

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - ( continued )

OTHER LONG LIVED ASSETS — The Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company assesses these assets for impairment based on their future cash flows. Management has determined that there was no impairment charge to be recorded for the three months ended September 30, 2016.

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

COMPENSATED ABSENCES — Employees of the Company are entitled to vacation pay depending on length of service and current salary. Vacation days accrued in a given year are available in the following year. A limit of 5 days of unused vacation may be carried over to a subsequent year. The Company has provided for vacation liabilities in the accompanying financial statements.

RESEARCH AND DEVELOPMENT EXPENSES — The Company charges the cost of research and development to operations when incurred.

REVENUE RECOGNITION — The Company recognizes revenues when persuasive evidence of an arrangement exists, the product has been shipped, the price is fixed and collectability is reasonably assured.  Revenue is recognized net of estimated sales returns and allowances.

GRANT INCOME — During the three months ended September 30, 2016 the Company was awarded and received the proceeds of a Small Business Express Matching Grant in an amount of $100,000 from the state of Connecticut in connection with the move of our California operation to Connecticut and with the development of the T & M products to be acquired in the Company’s Microphase Instruments, LLC, subsidiary. State grant funding requires a dollar for dollar match on behalf of the Company, which the Company’s obligation was considered funded in full prior to the Grant award. During the three months ended September 30, 2016 the Company recorded $26,800 as a reduction in Selling, General & Administrative expenses for qualified expenditures incurred in the period and at September 30, 2016 has included $73,200 in deferred revenue. Qualified expenditures for capital assets will be recognized as income over the life of the assets based upon the amortization or depreciation of any capitalized assets acquired with grant funds.

RECLASSIFICATIONS- Certain prior year amounts have been reclassified in our Condensed Consolidated Financial Statements to conform to current year classifications

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - ( continued )

EARNINGS (LOSS) PER SHARE — Basic earnings (loss) per share (“EPS”) is determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities (such as stock options, preferred stock and convertible securities) outstanding under the treasury stock method. As of September 30, 2016 we have outstanding (i) options to purchase 75,000 shares, (ii) 15,382 shares of preferred stock convertible into 1,025,467 shares, and (iii) $479,129 of debts to related parties convertible into 312,420 shares of our Common stock. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

RECENT ACCOUNTING PRONOUNCEMENTS— The Company is evaluating several pronouncements issued by the FASB which may result in the adoption by the Company of these standards in upcoming accounting periods as follows:

ADOPTION OF NEW ACCOUNTING STANDARDS —

On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in Update 2015-03 (see below) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement to be effective for Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015; which for us is 1st interim period of fiscal 2017, or the current quarter ended September 30 2016. The adoption of this standard had no material effect on our financial position, results of operations and cash flows.

ASU 2014-12 — Compensation Stock-Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) to be effective for Annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2015; which for us would be our 1st interim period of fiscal 2017, or the current quarter ended September 30 2016. The adoption of this standard had no material effect on our financial position, results of operations and cash flows.

ACCOUNTING STANDARDS ISSUED BUT NOT YET EFFECTIVE —

The Company is evaluating several pronouncements issued by the FASB which may result in the adoption by the Company of these standards in upcoming accounting periods as follows:

ASU 2014-09 — Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date-In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes nearly all revenue recognition guidance under U.S. GAAP and supersedes some cost guidance for construction-type and production-type contracts. The guidance in this standard is principles-based, and accordingly, entities will be required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations.

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - ( continued )

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

ASU 2015-11 — Inventory (Topic 330): Simplifying the Measurement of Inventory. For public business entities, the content that links to this paragraph shall be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which for us is our first quarter of fiscal 2018. We are currently evaluating the impact this standard will have on our financial position, results of operations and cash flows.

ASU 2016-02 — In February 2016, the FASB issued a new lease standard that supersedes existing lease guidance under GAAP. This standard requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to existing lease guidance under GAAP. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with the option to use certain relief. Full retrospective application is prohibited. This standard is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018, which for us is our fiscal 2020. We are currently evaluating the impact this standard will have on our financial position, results of operations and cash flows.

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

ASU 2016-09 — In March 2016, the FASB issued an accounting standards update making final targeted amendments to the accounting for employee share-based payments. These amendments will require entities to recognize the income tax effects of awards when the awards vest or are settled, will change an employer’s accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and will require entities to elect whether to account for forfeitures of share-based payments by either recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited as is currently required. The required method of adoption varies by amendment. This accounting standards update is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, which for us is our first quarter of fiscal 2018. Early adoption is permitted in any annual or interim period, but all of the guidance is required to be adopted in the same period and any adjustments must be reflected as of the beginning of the fiscal year. We are currently evaluating the impact this accounting standards update will have on our financial position, results of operations and cash flows.

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - ( continued )

ASU 2015-17 — Deferred Taxes (topic 740): For a particular tax-paying component of an entity and within a particular tax jurisdiction, all current deferred tax liabilities and assets shall be offset and presented as a single amount and all noncurrent deferred tax liabilities and assets, as well as any related valuation allowance, shall be offset and presented as a single noncurrent amount. However, an entity shall not offset deferred tax liabilities and assets attributable to different tax-paying components of the entity or to different tax jurisdictions. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which for us is our first quarter of fiscal 2018. Early adoption is permitted in any annual or interim period, but all of the guidance is required to be adopted in the same period and any adjustments must be reflected as of the beginning of the fiscal year. We are currently evaluating the impact this accounting standards update will have on our financial position, results of operations and cash flows.

ASU 2016-15 The FASB recently issued ASU 2016-15 to clarify whether the certain items should be categorized as operating, investing or financing in the statement of cash flows. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, which for us is our fiscal 2019. Early adoption is permitted in any annual or interim period, but all of the guidance is required to be adopted in the same period and any adjustments must be reflected as of the beginning of the fiscal year. We are currently evaluating the impact this accounting standards update will have on our financial position, results of operations and cash flows.

NOTE 2 — SUPPLEMENTAL CASH FLOW INFORMATION

	For the three months ended
	September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Statement of Operation Information:
Cash paid for income taxes	$1,850	$1,850
Interest Paid	$72,417	$51,233

Non Cash Investing and Financing Activities:

Assets acquired with debt financing	$-	$300,000
Accrued Deferred Offering Costs	$140,000	$-

NOTE 3 — INVENTORIES

Inventories consist of the following:

	September 30,	June 30,
	2016	2016
	Amount	Amount
	(unaudited)
Raw materials	$411,582	$423,670
Work-in-process	378,477	485,344
Reserve	(37,000)	(37,000)
Total	$753,059	$872,014

In August 2016, Microphase West operations were transferred to the Shelton Connecticut plant. As of September 30, 2016 Microphase West inventory was combined with the Shelton Connecticut inventory. The inventory reserves were similarly combined to equal $37,000 for September 30, 2016.

NOTE 4 — PROPERTY AND EQUIPMENT:

Property and equipment was comprised of the following:

	September 30,	June 30,
	2016	2016
	Amount	Amount
	(unaudited)
Leasehold Improvements	$40,288	$40,288
Computers, machinery & equipment	3,210,147	3,210,147
Furniture and fixtures	122,350	122,350
Transportation equipment	40,438	40,438
Property held under capital leases	56,013	56,013
	3,469,236	3,469,236
Less: accumulated depreciation and amortization	(3,328,251)	(3,310,257)
Total	$140,985	$158,979

Depreciation expense was $17,994 and $19,389 during the three months ended September 30, 2016 and 2015, respectively.

NOTE 5 — ACCRUED EXPENSES:

Accrued expenses were comprised of the following:

	September 30,	June 30,
	2016	2016
	(unaudited)
Salaries, wages and other compensation, including $80,000 to related parties at September 30, 2016 and June 30, 2016	$354,497	$470,273
Royalties	150,386	146,449
Professional fees	529,162	372,500
Commissions	37,936	37,936
Interest	35,358	47,144
Other miscellaneous accruals	79,878	60,427
	$1,187,217	$1,134,729

401 (K) Employee Benefit Plan:

The Company sponsors a 401(K) plan for all eligible employees. Employee contributions are based on a percentage of compensation. Employer contributions for both matching and profit sharing are discretionary and determined annually by management.

Deferred Lease Obligation

At September 30, 2016 the Company has $95,441 of deferred lease obligation associated with the amendment in May of 2016 for its long term lease on the Shelton, Connecticut facility.

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

The Company has long term debt with fixed interest rates, the carrying amount of which may be different from fair value as of September 30, 2016 and June 30, 2016. The Company decided that it is not practical to estimate the fair value of these financial instruments on the basis that they are held-to-maturity debts which have no immediately available market information on the fair value and the cost of making assumptions and applying estimation methodologies to assess the fair value estimates exceeds the benefit. Information pertinent to estimating the fair value such as carrying amount, effective interest rate, maturity and repayment term are disclosed in Notes 7, 8, 9.

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

Marketable securities, classified as available-for-sale securities, are measured at fair market value (Level 1) on a recurring basis. As of September 30, 2016 these amounted to $385,667.

NOTE 7 — REVOLVING CREDIT LINE

	September 30, 2016	June 30, 2016
	(unaudited)
The Company entered into a revolving loan agreement with Gerber Finance, Inc. (Gerber) in February of 2012 for a maximum of $1,500,000, which was amended to $1,150,000 in November of 2013, and then to $1,400,000 in September 2015. Under this agreement, the Company can receive funds based on a borrowing base, which consists of various percentages of accounts receivable, inventories, a restricted cash account held by Gerber, and equipment. In connection with this agreement, the Company is subject to an annual facility fee (1.75%) on each anniversary, monthly collateral monitoring fees of $1,500 and other fees. As of September 30, 2016, this line has a limit of $1,400,000 and the interest is currently at the base rate of 7.25%. For the months of March through September 2016, we incurred an additional 2.5% interest charge on over-advance amounts that exceeded the collateral borrowing base and briefly (less than one week) a separate additional charge of 2.5% for exceeding the limit of $1,400,000 in June 2016. This excess utilization was eliminated in early July 2016.	$844,926	$1,474,129

The interest expense for the three months ended September 30, 2016 and 2015, respectively, was $45,579 and $27,433, and the fees for the same period ended September 30, 2016 and 2015 were $10,625 and $9,710. The effective annualized interest rate for the three months ended September 30, 2016 was 18.15% and for same three months in 2015 was 9.65%.

There are financial covenants set forth in the Gerber agreement of February 3, 2012 and as amended on February 24, 2012. As of September 30, 2016 the Company was not in compliance with three financial covenants regarding minimum levels of net worth, net income and subordinated debt. The Company has not received a notice of default from Gerber regarding these covenants and has been in discussions with Gerber regarding resolving the noncompliance. The Company expects to meet the minimum level of net worth covenant upon completion of the Offering.

Approximate Value of collateral at balance sheet dates —
	September 30, 2016	June 30, 2016
	(unaudited)
Inventories	$753,059	$872,014
Accounts Receivable	367,019	1,092,482
Total	$1,120,078	$1,964,496

NOTE 8 — EQUITY LINES OF CREDIT, OTHER TERMED DEBTS & ACQUISITION NOTES:

EQUITY LINES OF CREDIT:

The Company had previously guaranteed the payment under the terms of an assumption agreement, as amended, of an Equity Line of Credit with Wells Fargo Bank totaling up to $250,000, the proceeds of which the Company received from a concurrent loan from Edson Realty Inc. which was a related party-owned realty holding company at the time the credit line was funded on August 15, 2008. As of June 30, 2016, this first line of credit had $250,000 available, secured by residential real estate owned by a former COO of the Company, of which $218,290 was outstanding, with an interest rate of 3.35%. As of September 30, 2016, this line of credit has $250,000 available, of which $217,259 is outstanding, with an interest rate of 3.35%. The Company charged operations $1,839 and $1,940 for interest on this line of credit in the three months ended September 30, 2016 and 2015, respectively.

Effective June 30, 2014, the Company also has guaranteed to the CEO, under the terms of an assumption agreement, as amended, the repayment of a second Equity Line of Credit with Wells Fargo Bank. The Company received working capital loans from the CEO which were from funds drawn against this Equity Line of Credit. As of June 30, 2016 the second line of credit had $150,000 available, secured by the CEO’s principal residence, of which $101,003 was outstanding, with an interest rate of 3.0%. As of September 30, 2016, this line of credit has $150,000 available, of which $98,873 is outstanding, with an interest rate of 3.00%. The Company charged operations $757 and $910 for interest on this line of credit in the three months ended September 30, 2016 and 2015, respectively.

Other termed debts consist of: (i) Long-term Debt, (ii) Capital Leases, & (iii) Extended Payment Arrangements.

Long-term Debt:
	September 30, 2016	June 30, 2016
	(unaudited)
Ford Credit Company:
Payable in monthly payments of $499, including interest at 4.90% through April, 2019 secured by transportation equipment.	$14,952	$15,823

Total	$14,952	$15,823
Less: current portion	(5,336)	(5,336)
Long-term portion	$9,616	$10,487

The Company charged operations $127 and $533 in interest for these loans for the three months ended September 30, 2016 and 2015, respectively.

Extended Payment arrangements:

The Company is responsible for paying a former employee, disability benefits under a prior self-insured plan, through April, 2019. The plan requires monthly payments until the participant attains age 65. Interest has been imputed on this obligation at 5%.

	September 30, 2016	June 30, 2016
	(unaudited)
Total of extended disability benefits	$24,363	$26,721
Less: amount representing interest	(1,592)	(1,855)
Present value of disability benefits	22,771	24,866
Less: current portion	(8,378)	(8,378)
Long-term portion	$14,393	$16,488

Interest expense charged to operations for the extended disability payments was $302 and $402 for the three months ended September 30, 2016 and 2015, respectively.

NOTE 8 — EQUITY LINES OF CREDIT, OTHER TERMED DEBTS & ACQUISITION NOTES: - ( continued )

Small Business Express Job Creation Incentive loan:	September 30, 2016	June 30, 2016
	(unaudited)
State of Connecticut Small Business Express Program loan, funded August 2016, initial amount of $300,000 at an interest rate of 3.0% for a term of 10 years. Principal and interest payments are deferred for the first year of the loan.	$300,000	$-
Total	$300,000	$-
Less: current portion	-	-
Long-term portion	$300,000	$-

Summary totals for Other termed debts consist of: (i) Long-term Debt & (ii) Extended Payment Arrangements.

	September 30, 2016	June 30, 2016
	(unaudited)

Total minimum long term debt, capital lease & extended disability payments	$337,723	$40,689
Less: current portion	(13,714)	(13,714)
Long-term portion	$324,009	$26,975

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

On August 8, 2014 the Company initially signed a strategic partnership agreement with Dynamac, Inc. to develop, manufacture and market a portfolio of low cost RF/Microwave and Millimeter-wave calibrated test probes and related universal test platforms.

On January 21, 2016, Microphase Instruments LLC, a subsidiary of Microphase Corporation (the “Company”) entered into a Purchase Agreement (the “Agreement”) with Dynamac, Inc. (the “Seller”), pursuant to which the Company agreed to acquire certain assets in a line of proprietary RF and microwave test and measurement products, as well as related intellectual property (the “Dynamac Assets”). On November 2, 2016, the Company entered into that certain First Amendment to Purchase Agreement with Dynamac (the “Dynamac Amendment”), pursuant to which, among other things, the Company agreed that Dynamac would retain ownership of the Dynamac assets until the Company has paid all amounts owed pursuant to the Dynamac agreement, with such amounts due within 10 days of the closing of the offering of the Company’s common stock as contemplated in the Registration Statement on Form S-1 filed with the SEC on July 28, 2016 (the “Offering”).

Asset allocation on Acquisition date

Microsemi

The Exclusive License associated with the Microsemi Inc. (“Microsemi”) asset acquisition was valued at $56,861, was ascribed a perpetual life and is subject to evaluation annually for impairment. Management has determined that there was no impairment charge to be recorded for the three months ended September 30, 2016 and 2015. Customer Lists and Non-Compete agreements associated with the Microsemi asset acquisition were ascribed useful lives of 7 and 5 years respectively. The consideration paid for this portion of business was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We assigned $155,277 to identifiable intangible assets, which consist of a customer list, non-compete clause and an exclusive license. The acquired intangible assets will be amortized over their estimate lives, which range from 5 to 10 years, primarily using accelerated amortization methods based on the cash flow streams used to value those assets. The exclusive license has a contractual indefinite life and is reviewed annually for impairment. There was no excess of the purchase price over the estimated fair value of the net assets acquired and as such no goodwill was recorded. Amortization expense recorded for these intangible assets was $3,878 and $3,878 for the three months ended September 30, 2016 and 2015, respectively.

NOTE 8 — EQUITY LINES OF CREDIT, OTHER TERMED DEBTS & ACQUISITION NOTES: - ( continued )

Dynamac

The Dynamac License was recorded at cost. The Company deposited $50,000 and provided a $300,000 note payable toward the initial contract during fiscal 2015 which was subsequently revised by the Dynamac agreement of January 21, 2016.

The assets acquired in the Dynamac agreement of January 21, 2016 have been valued at the contract price in our initial measurement, resulting in intangible assets other than goodwill, primarily Intellectual Property consisting of two (2) patents with remaining lives of over 12 years each, a portfolio of product prototypes to be patented, trade secrets, know-how, confidential information and other intellectual property. We expect to incur additional costs to apply for eighteen (18) new patents, in addition to various trademarks and copyrights.

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

Our Acquisitions have resulted in the following Asset allocation:

	September 30,	June 30,
	2016	2016
	(unaudited)
Intellectual Property	$2,520,425	$2,520,425
Customer List	73,017	73,017
Non-Compete Clause	25,399	25,399
Exclusive License	56,861	56,861
Total	2,675,702	2,675,702
Accumulated Amortization	(50,410)	(46,532)
Net Total	$2,625,292	$2,629,170

Asset Acquisition Note Payable is comprised of the following:

	September 30,	June 30,
	2016	2016
	(unaudited)
Asset Acquisition Note Payable-current portion
- Dynamac agreement	$975,345	$975,345
Asset Acquisition Note Payable, net of current portion
- Dynamac agreement	1,045,080	1,045,080
Total Asset acquisition note payable	$2,020,425	$2,020,425

The acquisition of Microsemi on March 27, 2013, provided for a $100,000 down payment and a note payable for $650,000, with payments through December, 2014 and was paid in full during Fiscal 2015.

The Dynamac agreement, as revised, of January 21, 2016 was funded by the $50,000 original deposit paid in connection with the previous agreement, $350,000 paid at closing, $100,000 paid in February 2016, and a series of four $550,000 payments payable on the note semi-annually, due in August 2016 & 2017 and February 2017 & 2018. The Company imputed interest at 7%, its most favorable credit line rate, and as such is valued at $2,020,425. On November 2, 2016 the Agreement was extended whereby the initial payment is due November 22, 2016. See Note 13 – Subsequent Events.

NOTE 9 — RELATED PARTY TRANSACTIONS:

The Company had activities with related parties during the fiscal years 2016 and 2015. The Company sublet office space until March 31, 2015 and a vehicle in fiscal 2015 to mPhase. In fiscal 2016, the rent recorded was $0 for the office space and $9,000 for the vehicle. At September 30, 2016, there was no cost for the vehicle. At Sept 30, 2016 and June 30, 2016, mPhase owed the Company $33,295.

Notes Payable — Related Parties:
	September 30, 2016	June 30, 2016
	(unaudited)
Former Employee:
Note payable to a Note Holder formerly employed by the Company, payable in monthly payments of $7,600 as revised in November 2015, with interest at 6% until paid in full. This Note Holder subordinated his debt to the revolving line discussed in Note 7, in February 2012, and converted $170,000 of his debt into 113,333 shares of common stock during the Fiscal year ended June 30, 2015. During FY 2016, the Company has sought to revise the payment schedule with the Note Holder, and to date the parties have not agreed to a revised repayment schedule and the note is in arrears. In May 2016, this lender initiated a Notice of Default and Demand for Payment, and in July 2016 the Note Holder initiated litigation to collect this debt in full. While the Company still seeks a mutually agreeable settlement, the Company believes this debt will be settled for an amount substantially the same as recorded in the financial statement.	$154,732	152,434
Stockholders:
Two notes previously payable to individuals with monthly payments of $2,715 and $2,750 as revised, including interest at 6% through September 2017. In January 2016, these two notes and loan amortization schedules were revised with monthly payments of $910 and $980 respectively, including interest at 3% through August 2019. The monthly payment amounts increase by $130 and $140 every 4 months, per the revised schedule.	$119,656	118,762
Other Related Parties:
Previously payable to this individual in monthly payments of $875 as revised, including interest at 6% through September 2017. In January 2016, this note and loan amortization schedule was revised with a monthly payment of $280, including interest at 3% through August 2019. The monthly payment amount increases by $40 every 4 months, per the revised schedule.	$18,894	18,754
Two notes previously payable to two individuals with identical monthly payments of $2,425 each as revised, including interest at 6% through April 2017. In January 2016, these two notes and loan amortization schedules were revised with monthly payments of $840 each, including interest at 3% through August 2019. The monthly payment amount increases by $120 every 4 months, per the revised schedule.	$105,847	105,057
Total	$399,129	$395,007
Less: current portion	(212,490)	(137,150)
Long-term portion	$186,639	$257,857

The Company and the note holders (except for the former employee as discussed above) have agreed to revised repayment schedules for 42 months commencing December 2015. As of September 30, 2016, the Company was in arrears on four payments of the revised repayment schedules for each of the note holders.

The Company charged operations $4,122 and $6,938 for interest on these loans for the quarters ended September 30, 2016 and 2015, respectively.

THE COMPANY HAS MATERIAL DEBT SERVICE COMMITMENTS AT SEPTEMBER 30, 2016 AS DISCUSSED IN NOTES 8 & 9 SUMMARIZED AS FOLLOWS:

	RELATED PARTY LOANS	OTHER TERMED DEBT	EQUITY LINES OF CREDIT	ACQUISITION NOTES	SMALL BUSINESS EXPRESS JOB CREATION INCENTIVE LOAN	TOTAL
EFFECTIVE INTEREST RATE as of September 30, 2016	4.1%	5.5%	3.3%	7%	3%
Fiscal Years:
2017	$141,272	$13,714	$38,236	$975,345	$—	$1,168,567
2018	118,645	14,410	39,363	1,045,080	26,996	1,244,494
2019	104,112	9,599	238,533	—	30,308	382,552
2020	35,100	—	—	—	31,229	66,329
2021	—	—	—	—	32,179	32,179
thereafter	—	—	—	—	179,288	179,288
Total	$399,129	$37,723	$316,132	$2,020,425	$300,000	$3,073,409

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

Common Stock

During the three months ended September 30, 2016 the Company issued 10,000 and 55,000, respectively, shares of its Common Stock to two Officers and Directors for services, valued at $97,500, which was charged to operations in the quarter ending September 30, 2016.

During the three months ended September 30, 2015, the Company issued no shares of its common stock.

During the three months ended September 30, 2016 the Company received net $45,000 pursuant to a stock purchase agreement where the Company will issue 33,334 shares of its Common Stock and a warrant to purchase up to 33,334 shares of stock for a period of five years at a price of $2.50 per share to an accredited investor in a private placement of its common stock pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, at $1.50 per share.

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

NOTE 10 — STOCKHOLDERS’ EQUITY - ( continued )

As of September 30, 2016, 15,382 shares of Preferred Stock are outstanding and cumulative undeclared dividends on preferred stock are $267,051.

Reserved Shares

Stock Options

The Board approved the implementation of a stock option plan in January 2015, for which the Company will not seek ratification by the shareholders, reserving 250,000 shares of Common Stock for this plan; however, such plan has not yet been set forth in a formal document adopted by the board. During the year ended June 30, 2016 the Company granted options, as part of this plan, to an Officer and Director for services to purchase 75,000 shares of Common Stock, with an exercise price of $2.00, with a term of 7 years, and which rights vest over the next three years as follows; 25,000 shares were exercisable immediately and 25,000 shares vest each October 1 of 2016 and 2017. The total value of these options was estimated to be $106,200 using the Black Scholes method, based on an assumed volatility of 112.5% and an interest rate of .09%. $35,400 was charged to operations in the nine months ending March 31, 2016, deferring the balance of which $35,400 will be charged each October 1 of 2016 and 2017.

Series A Preferred Shares currently convertible

As of September 30, 2016, 15,382 preferred shares were outstanding and cumulative undeclared dividends on preferred stock were $267,051. The preferred shares are convertible into 1,025,467 shares of the Company’s common stock at $1.50, and the dividends, if declared, are convertible into 178,034 common shares stock also at $1.50, until such time the Company’s common stock begins trading.

Certain Debts currently convertible

As of September 30, 2016, $399,129 of loans from related parties and $80,000 of unpaid compensation are convertible into 266,086 and 53,334 shares of the Company’s common stock at $1.50, respectively, until such time the Company’s common stock begins trading.

NOTE 11 — MAJOR CUSTOMERS AND SEGMENTS:

The Company recorded sales of $796,996 and $1,428,581 with four and three customers for the three months ended September 30, 2016 and 2015 respectively. These customers represent 58% and 58% of sales for the three months ended September 30, 2016 and 2015. At September 30, 2016, those four customers owed the Company $122,598.

Sales to U.S. customers represented 87% and 86% of sales for the three months ended September 30, 2016 and 2015, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES:

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

Employment and Consultant Contracts:

The Company had previously entered into employment contracts with two long term officers through 2015 that provided for a stated salary of $250,000 per year, plus company benefits. These contracts were subject to other items and included a non-compete covenant. In Fiscal 2015 the Company entered into updated three year employment agreements with these two employees, one as an officer, currently the Company’s president and a director, and one as a strategic consultant upon his resignation as an officer and director. These updated contracts include base compensation of $225,000 per year plus company benefits, severance provisions and non-competition covenants for both individuals. As of September 30, 2016 and June 30, 2016, the Company owed $80,000 and $80,000 to these individuals, respectively.

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

The Company leases 5 vehicles under operating leases expiring in 2016 through 2018. As of September 30, 2016 the future minimum rental payments for fiscal 2017 are $27,221.

5 year Shelton Facility lease and Car lease schedules as of September 30, 2016:

Fiscal year	Shelton Facility Lease	Car leases	Total

2017	$298,358	$27,221	$325,579
2018	307,240	16,567	323,807
2019	316,361	4,491	320,852
2020	325,721	0	325,721
2021	335,348	0	335,348
Thereafter	691,126	0	691,126
Total	$2,274,154	$48,279	$2,322,433

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

NOTE 13 — SUBSEQUENT EVENTS:

During September and October 2016, the Company commenced a private placement for 333,334 shares issuable to accredited investors in an interim private placement of our common stock pursuant to section 4(2) of the Securities Act of 1933, as amended. This pending private placement and issuance is expected to generate $450,000 of net proceeds to the Company after deducting $50,000 of placement fees upon completion. The terms also provide for 333,334 shares issuable upon exercise of warrants issued in connection with the private placement of 333,334 shares discussed above at an exercise price of $2.50 per share. Additionally, the Company entered into a one year agreement for investment banking services which calls for $60,000 of consulting fees to be paid in cash from the proceeds of this placement and $50,000 to be paid in common stock, at the per share value of the Offering, upon the completion of the Offering.

Through November 9, 2016 the Company has received $400,000 of these proceeds, of which $50,000 was received during the Quarter ended September 30, 2016.

Also in October 2016, the Company has offered to issue notes for bridge loans for a total of $700,000 from accredited investors that are expected to generate $630,000 in net proceeds to the Company after deducting $70,000 of placement fees upon completion. Additionally; the Company entered into a one year agreement for investment banking services which calls for $120,000 of consulting fees to be paid in cash from the proceeds of the bridge loans and $90,000 to be paid in common stock, at the per share value of the Offering, upon the completion of the Offering.

The terms of this bridge debt will be pursuant to note purchase agreements with purchasers that are accredited investors, for notes up to in the aggregate amount of $700,000, at an interest rate of 10% per annum (the “Notes”), from financing sources identified by and placed by Spartan Capital Securities, LLC (“Spartan”) in accordance with a certain Selling Agreement by and between the Company and Spartan. Each of the Notes will be repaid as follows: (i) in the event that the public offering of the Company’s securities that is contemplated pursuant to a registration statement on Form S-1 filed with the SEC on July 28, 2016 (the “Offering”) closes prior to the first anniversary of the issuance date of such Note, the amount that is equal to (A) the entire original principal amount of such Note multiplied by 1.25 plus (B) the interest, if any, accrued quarterly, every 90 days, beginning on the date that is 90 days from the issuance date of such Note on the entire outstanding principal amount, will be due and payable by no later than five days from the date of the Offering; or (ii) in the event that the Offering has not closed prior to the first anniversary of the issuance date of such Note, on such first anniversary of the issuance date of such Note, the amount that is equal to (A) the amount that is equal to the entire original principal amount of such Note multiplied by 1.25, plus (B) the interest accrued quarterly, every 90 days, beginning on the date that is 90 days from the issuance date of such Note on the entire outstanding principal amount will be due and payable. In the event that the Offering closes on a date that is sooner than 90 days from the issuance date of the Notes, no interest will accrue.

On November 2, 2016, we entered into that certain First Amendment to Purchase Agreement with Dynamac (the “Dynamac Amendment” and, the January Dynamac Agreement, as amended by the Dynamac Amendment, the “Dynamac Transaction”), pursuant to which, among other things, the Company agreed that Dynamac would retain ownership in the Dynamac Assets until the Company has delivered all amounts owed pursuant to the Dynamac Transaction, with such amounts due within 10 days of the closing of the Offering and the Company to pay such amounts from the proceeds thereof. In connection with this amendment the Company has agreed to issue 300,000 shares of our Common Stock and the August 22, 2016 payment has been extended to November 22, 2016.

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

The Company’s RF and microwave products enable the transmission, reception and processing of high frequency signals in defense electronics, homeland security systems and telecommunication networks. Our RF products are typically used in high frequency applications and include filters, switch filters, diplexers, multiplexers, detectors, detector logarithmic video amplifiers (DLVA) and multi-function assemblies. The end products in which the Company’s products are used include fighter planes, missiles, submarines, ships, drones, and IED jammers. Customers include Lockheed Martin, Raytheon, Saab, BAE Systems and the U. S. Government. Sales to the military markets comprised 100% of sales for 2016 and the first three months of fiscal 2017.

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

Growth Strategy

While our core market historically has been the military electronics defense industry, we intend to leverage our high-frequency RF and microwave expertise to expand into high growth sectors of the wireless and RF microwave industries where we believe that we can command significant leadership. Our strategic plan for future growth is to develop and/or acquire proprietary technologies and solutions that will improve upon existing solutions and products in the areas of cost, size, weight, reliability and performance.

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

The Company is working to develop innovative solutions that we expect will drive our strategic roadmap for long-term growth and profitability. Discussions are underway for collaboration and joint development with certain potential strategic partners as we aggressively pursue access to niche products and solutions with first-to-market opportunities in these high growth market segments. This strategy could enable Microphase to broaden its customer base and reduce risk by spreading its revenue base across multiple market sectors. Acquisitions and/or joint ventures, if completed successfully, could increase our market share and the technology value of our product lines as well as broaden our product offerings and diversify our customer base. We believe that we are well positioned to capitalize on growth opportunities in the following three key market segments:

•	test and measurement;
•	electronic filters; and
•	high power amplifiers.

ACQUISITIONS AND STRATEGIC INVESTMENTS

The Company is responding to the decrease in the defense budget by pursuing the acquisition of companies and product lines which are similar and/or related to the Company’s existing product lines and which may provide the Company with opportunities to expand beyond military markets. On March 27, 2013, the Company acquired the assets of a DLVA manufacturing business in Folsom, California from Microsemi Corp. pursuant to a purchase agreement (the “Microsemi Agreement”) for a purchase price comprised of $100,000 in cash plus a $650,000 note, which was paid in full prior to its maturity in December 2014 (the “Microsemi Transaction”). The assets acquired pursuant to the Microsemi Transaction were operated as a division and referred to as “Microphase West,” until such operations were moved to Shelton, Connecticut in July 2016.

On July 9, 2014, the Company executed a securities purchase agreement with AmpliTech Group Inc. of Bohemia, N.Y. to purchase, as amended, 8,666,666 AmpliTech common shares at $0.023 per share for a total purchase price of $200,000. The purchase price was made up of two installments of $100,000. AmpliTech designs, engineers and assembles amplifiers for micro-wave components primarily for communication systems. As of May 12, 2016, we owned 18.8% of the outstanding shares of Amplitech Common Stock. To date, this has been a passive investment. As of September 30, 2016, the value of these shares was $385,667.

On January 21, 2016, the Company entered the T&M industry by entering into a purchase agreement (as subsequently amended, the “Dynamac Agreement”) with Dynamac, Inc. (“Dynamac”), pursuant to which the Company agreed to acquire certain assets in a line of proprietary RF and microwave test and measurement products, as well as related intellectual property (“Dynamac Assets”). On November 2, 2016, the Company entered into that certain First Amendment to Purchase Agreement with Dynamac (the “Dynamac Amendment”), pursuant to which, among other things, the Company agreed that Dynamac would retain ownership of the Dynamac assets until the Company has paid all amounts owed pursuant to the Dynamac agreement, with such amounts due within 10 days of the closing of the Offering. The Company intends to pay all amounts owed to Dynamac pursuant to the Dynamac agreement from the proceeds thereof.

We believe the Dynamac Assets to be acquired pursuant to the Dynamac Transaction will enable us to grow sales revenue in accordance with our growth strategy.

THREE MONTHS ENDED SEPTEMBER 30, 2016 VS. SEPTEMBER 30, 2015

Revenues.   Total revenues for the three months ended September 30, 2016 were $1,373,064, down from $2,451,855 in the same period in 2015, a decrease of $1,078,791 or 44%. The revenue decrease was primarily due to a reduction in overall customer orders resulting in a reduced backlog, with a less efficient mix of products. In addition, the closure of the California plant in July 2016 and the transfer of inventory and work in process back to the East Coast plant in Shelton reduced shipments in the quarter. Additionally, there was a significant slow-down for the quarter on an important program, due to a critical vendor part not being available. The decrease to domestic customers was $913,391 in that period for 2016 and the decrease in shipments to foreign customers was $165,400.

Cost of Sales.   Cost of sales decreased $471,301 for the three month period ended September 30, 2016 from $1,451,183 in 2015 to $979,882 in 2016, a decrease of 33%. The decrease in the cost of sales was primarily due to the decrease in revenues. The gross profit margin for that same period for 2015 was 42%, whereas the gross profit margin for the same 2016 period was 29%. The decrease in the gross profit margin was due to a less profitable product mix.

General and Administrative Expenses.   Selling, general and administrative expenses were $738,850 for the 3 months ended September 30, 2016 compared to $703,000 for the same period in 2015, an increase of $35,850 or 5%. The increase resulted from stock-based compensation of $97,500 plus Microphase Instruments rental expense of $40,704 for their new Shelton work spaces adjacent to Microphase, less reduced SG&A costs resulting from the California plant closure, and $26,800 reduction of expenses from a grant received from the State of Connecticut.

Engineering and Research Expenses.   Engineering and research for the three months ended September 30, 2016 were up to $207,660 from $206,314 in the same period in 2015, an increase of $1,346 or 0.7%. Engineering and research expenses were essentially flat year over year.

Non-operating Income (Loss).   Non-operating income was $2,250 for the three months ended September 30, 2015 and $0 for the same period in 2016.

Interest (Expense and Credit costs) net.   Interest expense and credit costs were $58,171 for the three months ended September 30, 2015 and $111,895 for the three months ended September 30, 2016, an increase of $53,734. The higher interest costs in 2016 were primarily the result of increased interest rates on over-advances from the Gerber Loan facility plus approximately $35,000 accrued interest on the Dynamac Loan repayment plan.

Net Income (Loss).   The Company recorded a net loss of ($666,273) for the three months ended September 30, 2016, as compared to net income of $70,387 for the same period in 2015, a decrease of $736,660. The decrease was caused by the significant decline in revenues period over period, initial operational costs of $81,259 for Microphase Instruments in 2016 vs $0 in 2015, and the extra costs relative to the move of our California operations to Connecticut.

This represents basic (loss) per common share of $(0.107) in 2016 as compared to income per common share of $0.015 in 2015, based upon basic weighted average common shares outstanding during the three month periods ending September 30, 2016 and September 30, 2015 of 6,201,858 and 4,775,306, respectively. This represents diluted loss per common share of $(0.107) in 2016 as compared to diluted income per common share of $0.011 in 2015, based upon basic weighted average & diluted common shares outstanding during the same periods, of 6,201,858 and 6,122,456 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Through the three months ended September 30, 2016, the Company reported net loss of $666,273 and had cash of $16,389. At September 30, 2016, we had an accumulated deficit of $14,605,924. At September 30, 2016, the Company had a working capital deficit of $2,706,671 as compared to a working capital deficit of $2,301,573 as of June 30, 2016, an increase of $405,098 in the deficit.

This decrease is primarily due to the reduction in accounts receivable of $725,463, other current assets of $60,480 and inventory of $118,955. The working capital deficit was also increased by $140,000 additional expenditures in connection with our impending stock offering. We were able to reduce our credit line by $629,203 due to the dramatic reduction in accounts receivable.

Our financial condition raises substantial doubt that we will be able to continue as a “going concern”, and our Independent Registered Public Accounting Firm included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of June 30, 2016 when we had an accumulated deficit of $13,939,651 and a working capital deficit of $2,301,573.

During the three months ended September 30, 2016, the cash from operating activities was $225,495, primarily because of the net loss of ($666,273) was offset by depreciation and amortization of $21,872, decreases in accounts receivable of $725,463, inventory of $118,955 and other current assets of $60,480, and an increase in accrued expenses of $56,609. The cash from operating activities was reduced primarily by a reduction of accounts payable of $158,763 and deferred revenue of $44,600.

During the three months ended September 30, 2015, the cash used in operating activities was ($87,988), primarily because of net income of $70,387, which was offset by an increase in accounts receivable of $224,429, a decrease in accounts payable of $61,823, and an increase in amounts due from related parties of $2,250. Cash provided by operating activities increased due to depreciation and amortization of $23,266, to a decrease in inventory of $12,755, and to an increase in accrued expenses of $98,519.

Cash (Used In) Investing Activities consisted of no activity during the three month period ended in September 30, 2016, as compared to the purchase of $35,919 of fixed assets during the same three month period in 2015.

During the three months ended September 30, 2016, the company received net $45,000 pursuant to a stock purchase agreement where the Company will issue 33,334 shares of common stock and warrants to purchase an additional 33,334 shares of common stock to an accredited investor in a private placement of its common stock pursuant to section 4(2) of the Securities Act of 1933, as amended. During the same 3 month period in 2015, the Company did not issue any shares of its common stock.

The Company entered into a revolving credit facility with Gerber Finance, Inc (“Gerber”) in 2012 with a maximum for this line, as amended, of $1,400,000. The outstanding balance as of September 30, 2016 was $844,926 and as of June 30, 2015 was $1,474,129. Under this agreement the Company receives funds based on a borrowing base which consists of various percentages of certain assets. The current interest rate is 7%, and there is an annual facility fee of 1.75%, plus monthly collateral monitoring fees of $1,500 and other fees. As of September 30, 2016 the Company was not in compliance with these financial covenants regarding minimum levels of net worth, net income and subordinated debt. The Company has not received a notice of default from Gerber regarding these covenants and has been in discussions with Gerber regarding resolving the noncompliance. The Company expects to meet the minimum level of net worth covenant upon completion of the Offering.

Cash (Used In) Financing activities totaled $290,330 during the three month period in 2016, primarily from the $629,203 pay down of the borrowings from our line from Gerber, reduced by debt service of $3,161 for our equity lines, reduced by $871 for long term debt, and reduced by $2,095 for payments for extended term arrangements. There was also an increase in financing activities from a note from the State of Connecticut for $300,000 and also the issuance of common stock for $45,000.

The terms and conditions of the purchase agreement with Dynamac require semi-annual payments due in August 2016 and 2017 and February 2017 and 2018 of $550,000, which the Company imputed interest at 7%, its most favorable credit line rate, and as such is valued at $2,020,425. The payment owed to Dynamac in August 2016 has a grace period until October 22, 2016. On November 2, 2016, we entered into that certain First Amendment to Purchase Agreement with Dynamac (the “Dynamac Amendment” and, the January Dynamac Agreement, as amended by the Dynamac Amendment, the “Dynamac Transaction”), pursuant to which, among other things, the Company agreed that Dynamac would retain ownership in the Dynamac Assets until the Company has delivered all amounts owed pursuant to the Dynamac Transaction, with such amounts due upon closing of the Offering and the Company to pay such amounts from the proceeds thereof.

The amounts owed by the Company pursuant to the related party notes are four months in arrears.

THE COMPANY HAS MATERIAL DEBT SERVICE COMMITMENTS AT SEPTEMBER 30, 2016 AS DISCUSSED IN NOTES 8 & 9 SUMMARIZED AS FOLLOWS:

	RELATED PARTY LOANS	OTHER TERMED DEBT	EQUITY LINES OF CREDIT	ACQUISITION NOTES	SMALL BUSINESS EXPRESS JOB CREATION INCENTIVE LOAN	TOTAL
EFFECTIVE INTEREST RATE as of September 30, 2016	4.1%	5.5%	3.3%	7%	0%
Fiscal Years:
2017	$141,272	$13,714	$38,236	$975,345	$—	$1,168,567
2018	118,645	14,410	39,363	1,045,080	26,996	1,244,494
2019	104,112	9,599	238,533	—	30,308	382,552
2020	35,100	—	—	—	31,229	66,329
2021	—	—	—	—	32,179	32,179
future years	—	—	—	—	179,288	179,288
Total	$399,129	$37,723	$316,132	$2,020,425	$300,000	$3,073,409

During September and October 2016, the Company commenced a private placement for 333,334 shares issuable to accredited investors in an interim private placement of our common stock pursuant to section 4(2) of the Securities Act of 1933, as amended. This pending private placement and issuance is expected to generate $450,000 of net proceeds to the Company after deducting $50,000 of placement fees upon completion. The terms also provide for 333,334 shares issuable upon exercise of warrants issued in connection with the private placement of 333,334 shares discussed above at an exercise price of $2.50 per share. Additionally, the Company entered into a one year agreement for investment banking services which calls for $60,000 of consulting fees to be paid in cash from the proceeds of this placement and $50,000 to be paid in common stock, at the per share value of the Offering, upon the completion of the Offering.

Through November 9, 2016 the Company has received $400,000 of these proceeds, of which $50,000 was received during the Quarter ended September 30, 2016.

Also in October 2016, the Company has offered to issue notes for bridge loans for a total of $700,000 from accredited investors that are expected to generate $630,000 in net proceeds to the Company after deducting $70,000 of placement fees upon completion. Additionally; the Company entered into a one year agreement for investment banking services which calls for $120,000 of consulting fees to be paid in cash from the proceeds of the bridge loans and $90,000 to be paid in common stock, at the per share value of the Offering, upon the completion of the Offering.

The terms of this bridge debt will be pursuant to note purchase agreements with purchasers that are accredited investors, for notes (up to) in the aggregate amount of $700,000, at an interest rate of 10% per annum (the “Notes”), from financing sources identified by and placed by Spartan Capital Securities, LLC (“Spartan”) in accordance with a certain Selling Agreement by and between the Company and Spartan. Each of the Notes will be repaid as follows: (i) in the event that the public offering of the Company’s securities that is contemplated pursuant to a registration statement on Form S-1 filed with the SEC on July 28, 2016 (the “Offering”) closes prior to the first anniversary of the issuance date of such Note, the amount that is equal to (A) the entire original principal amount of such Note multiplied by 1.25 plus (B) the interest, if any, accrued quarterly, every 90 days, beginning on the date that is 90 days from the issuance date of such Note on the entire outstanding principal amount, will be due and payable by no later than five days from the date of the closing of the Offering; or (ii) in the event that the Offering has not closed prior to the first anniversary of the issuance date of such Note, on such first anniversary of the issuance date of such Note, the amount that is equal to (A) the amount that is equal to the entire original principal amount of such Note multiplied by 1.25, plus (B) the interest accrued quarterly, every 90 days, beginning on the date that is 90 days from the issuance date of such Note on the entire outstanding principal amount will be due and payable. In the event that the Offering closes on a date that is sooner than 90 days from the issuance date of the Notes, no interest will accrue.

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

OFF BALANCE SHEET TRANSACTIONS

As of November 11, 2016, we did not have any off-balance sheet arrangements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at September 30, 2016.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2016, filed with the SEC on October 3, 2016.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2016 the Company issued 65,000 shares of its Common Stock to two Officers and Directors for services, valued at $97,500, which was charged to operations in the quarter ending September 30, 2016.

During the three months ended September 30, 2016 the Company received net $45,000, net of fees, pursuant to a stock purchase agreement where the Company will issue 33,334 shares of common stock and a warrant to purchase 33,334 additional shares of common stock for five years at $2.50 per share to an accredited investor in a private placement of its common stock pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, at $1.50 per share.

The above issuances were made in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated there under.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ..

There has been no default in the payment of principal, interest sinking or purchase fund installment, or any other material default, with respect to indebtedness of the Company.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION.

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6.   EXHIBITS

EXHIBITS
4.1	Form of Common Stock Purchase Warrant*

10.1	Amendment to Purchase Agreement (incorporated herein by reference to the current report on Form 8-K filed with the SEC on November 8, 2016)

10.2	Form of Subscription Agreement*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROPHASE CORPORATION

Dated: November 14, 2016	By:	/s/ Necdet Ergul
	Name:	Necdet Ergul
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Ashman
	Name:	James Ashman
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

