Form 10-Q
period 2016-12-31
Microphase Corp
filed 2017-02-21
CIK 1574969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-55382

MICROPHASE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-0710848
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

On December 5, 2016, Microphase stock holders approved a one-for-three reverse stock split of the original stock. All share amounts in this quarterly report have been adjusted to reflect this conversion. See Footnote 13. As of February 1, 2016, there were 2,419,818 shares outstanding of the registrant’s common stock.

MICROPHASE CORPORATION

MICROPHASE CORPORATION

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2016	2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$39,161	$81,224
Accounts receivable, net of allowance of $5,000 December 31, 2016 and June 30, 2016	279,850	1,092,482
Inventory	732,535	872,014
Due from related parties	33,295	33,295
Prepaid and other current assets	158,091	63,742
TOTAL CURRENT ASSETS	1,242,932	2,142,757
Property and equipment, net	122,991	158,979
OTHER ASSETS
Cash – restricted	100,000	100,000
Intangible assets	100,989	2,629,170
Marketable securities	546,000	200,000
Deposits on Purchase	1,000,000	-
Deferred offering costs	400,000	260,000
Other assets-lease deposit	43,479	43,479
TOTAL OTHER ASSETS	2,190,468	3,232,649
TOTAL ASSETS	$3,556,391	$5,534,385
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Credit Facility – Revolving Loan	$739,779	$1,474,129
Accounts payable	618,538	553,331
Accrued expenses	1,056,378	1,134,729
Deferred Revenue & Customer Deposits	115,825	117,800
Notes Payable – Related Parties, current portion	245,082	137,150
Other current obligations	700,150	-
Asset Acquisition Note Payable-current portion	-	975,345
Equity Lines of Credit-current portion	38,345	38,132
Other termed debts – current portion	13,714	13,714
TOTAL CURRENT LIABILITIES	3,527,811	4,444,330
Other termed debts, net of current portion	320,151	26,975
Notes Payable – Related Parties, net of current portion	183,396	257,857
Asset Acquisition Note Payable	-	1,045,080
Equity Lines of Credit, net of current portion	274,388	281,161
Deferred Lease Obligation	100,042	81,189

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
6% cumulative preferred stock, $100 par value, 200,000 shares authorized, designated as series A Convertible Preferred, 15,382 shares issued and outstanding on December 31, 2016 (unaudited) and June 30, 2016, respectively	1,538,200	1,538,200
Common stock, $0.0001 par value, 20,000,000 shares authorized and, 2,419,818 and 2,067,040 shares issued and outstanding at December 31, 2016 (unaudited) and June 30, 2016, respectively	242	207
Additional Paid In Capital	13,365,753	11,799,037
Accumulated Other Comprehensive Income	346,000	–
Accumulated Deficit	(16,099,592)	(13,939,651)
TOTAL STOCKHOLDERS’ DEFICIT	(849,397)	(602,207)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,556,391	$5,534,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

Condensed Consolidated Statements of Operations

	For the Three Months Ended
	December 31,
	2016	2015
	(unaudited)	(unaudited)
Revenues	$1,143,733	$2,598,219
Cost of Sales	848,287	1,347,348
Gross Profit	295,446	1,250,871
Selling, General and Administrative Expenses (including non-cash stock related charges of $434,250 and $335,400 for the three months ended December 31, 2016 and 2015)	1,030,319	1,067,780
Engineering and Research expenses	191,321	261,150
Other Income (Expense)	(450,000)	(6,018)
Interest (Expense and Credit costs) net	(117,474)	(59,287)
Net Income (Loss) before Income Taxes	(1,493,668)	(143,364)
Income Taxes	-	(39,317)
Net Income (Loss)	$(1,493,668)	$(182,681)

Basic Net income (loss) per share:	$(0.65)	$(0.11)
Diluted Net income (loss) per share:	$(0.65)	$(0.11)

Weighted Average Number of Shares Outstanding:
Basic	2,282,128	1,645,144
Diluted	2,282,128	1,645,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

Condensed Consolidated Statements of Operations

	For the Six Months Ended
	December 31,
	2016	2015
	(unaudited)	(unaudited)
Revenues	$2,516,797	$5,050,074
Cost of Sales	1,828,169	2,762,531
Gross Profit	688,628	2,287,543
Selling, General and Administrative Expenses (including non-cash stock related charges of $531,750 and $335,400 for the six months ended December 31, 2016 and 2015)	1,795,969	1,770,780
Engineering and Research expenses	398,980	467,464
Other Income (Expense)	(423,200)	(3,768)
Interest (Expense and Credit costs) net	(229,370)	(117,458)
Net Income (Loss) before Income Taxes	(2,158,891)	(71,927)
Income Taxes	(1,050)	(40,367)
Net Income (Loss)	$(2,159,941)	$(112,294)

Basic Net income (loss) per share:	$(1.01)	$(0.07)
Diluted Net income (loss) per share:	$(1.01)	$(0.07)

Weighted Average Number of Shares Outstanding:
Basic	2,144,623	1,618,750
Diluted	2,144,623	1,618,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

	For The Three Months Ended
	December 31,
	2016	2015
	(unaudited)	(unaudited)
Net income (loss)	$(1,493,668)	$(182,681)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	160,333	19,067
Total comprehensive income (loss)	$(1,333,335)	$(163,614)

The accompanying notes are an integral part of these condensed consolidated financial statements.

F-4

MICROPHASE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

	For The Six Months Ended
	December 31,
	2016	2015
	(unaudited)	(unaudited)
Net income (loss)	$(2,159,941)	$(112,294)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	346,000	(18,000)
Total comprehensive income (loss)	$(1,813,941)	$(130,294)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended December 31, 2016

(Unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock (par value $.0001)		Paid In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Amount

Balance, June 30, 2016	15,382	$1,538,200	2,067,040	$207	$11,799,037	-	$(13,939,651)	$(602,207)

Issuance of common stock and options for services			108,333	11	531,740			531,751

Issuance of Common Stock and warrants in Private Placements, net of $65,000 costs			144,445	14	584,986			585,000

Unrealized gain on marketable securities						346,000		346,000

Issuance of common stock to Dynamac in connection with the Second Amendment to Purchase Agreement dated November 22, 2016			100,000	10	449,990			450,000

Net Loss For the Six Months Ended December 31, 2016							(2,159,941)	(2,159,941)

Balance, December 31, 2016	15,382	$1,538,200	2,419,818	$242	$13,365,753	$346,000	$(16,099,592)	$(849,397)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	December 31,
	2016	2015
	(unaudited)	(unaudited)
Cash Flow Provided by (Used In) Operating Activities:
Net Loss	$(2,159,941)	$(112,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Dynamac Contract Revision Fee	450,000	-
Depreciation and amortization	43,744	46,710
Non-cash charges relating to issuance of common stock for services	531,750	335,400
Amortization of debt discount	5,875	-

Changes in assets and liabilities:
Accounts receivable	812,632	(131,638)
Inventories	139,479	59,236
Other current assets	405,651	(1,178)
Deferred Rent	18,853	-
Accounts payable	65,207	(128,075)
Accrued Expenses	(204,004)	13,180
Customer deposits & deferred revenue	(1,975)	-
Due to/from related parties	-	(4,500)
Net cash provided by (Used in) operating activities	$107,271	$76,841

Cash Flow Used in Investing Activities:
Deposits on Purchase	$(1,000,000)	$-
Purchase of fixed assets	-	(47,202)
Net Cash used in investing activities	$(1,000,000)	$(47,202)

Cash Flow Provided by (Used in) Financing Activities:
Proceeds from issuance of common stock	$585,000	$-
(Payments) Proceeds from revolving credit facility (net)	(734,350)	166,394
Proceeds from short term notes, net of placement fees of $70,500	634,500	-
Proceeds from Overdraft Facility & Other Notes	53,900	-
Payments of equity lines of credit	(6,560)	(18,180)
Payments of long-term debt	(2,635)	(12,742)
Proceeds from DECD loan	300,000	-
Payments of capital lease obligations	-	(5,264)
Proceeds from Related Parties	25,000	(19,381)
Payments of extended term arrangement	(4,189)	(3,986)
Net cash provided by (used in) financing activities	$850,666	$106,841
Net (decrease) increase in cash	$(42,063)	$136,480
CASH, beginning of period	$81,224	$127,093
CASH, end of period	$39,161	$263,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Microphase Corporation (the “Company”) is a design-to-manufacture original equipment manufacturer (OEM) industry leader delivering world-class radio frequency (RF) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video amplifiers (DLVA) to the military, aerospace and telecommunications industries. Sales to military markets represent 100% of sales. The Company is headquartered in Shelton, Connecticut.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ending December 31, 2016 are not necessarily indicative of the results that may be expected for a full fiscal year. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries which include Microphase West LLC and Microphase Instruments LLC, as of October 23, 2015. All intercompany accounts and transactions have been eliminated.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $13,939,651 and a total stockholders’ deficit of $602,207. As of December 31, 2016, we had an accumulated deficit of $16,099,592 and a total stockholders’ deficit of $849,397. A significant amount of capital will be necessary to sustain, grow and advance our business and these conditions raise substantial doubt about our ability to continue as a going concern, as expressed in the report of our Independent Registered Public Accounting Firm for the year ended June 30, 2016.

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

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - ( continued )

OTHER LONG LIVED ASSETS — The Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company assesses these assets for impairment based on their future cash flows. Management has determined that there was no impairment charge to be recorded for the six months ended December 31, 2016.

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

GRANT INCOME — During the six months ended December 31, 2016 the Company was awarded and received the proceeds of a Small Business Express Matching Grant in an amount of $100,000 from the state of Connecticut in connection with the move of our California operation to Connecticut and with the development of the T & M products to be acquired. State grant funding requires a dollar for dollar match on behalf of the Company, which the Company’s obligation was considered funded in full prior to the Grant award. During the six months ended December 31, 2016 the Company recorded $26,800 as a reduction in Selling, General & Administrative expenses for qualified expenditures incurred in the period and at December 31, 2016 has included $73,200 in deferred revenue. Qualified expenditures for capital assets will be recognized as income over the life of the assets based upon the amortization or depreciation of any capitalized assets acquired with grant funds.

DEFERRED OFFERING COSTS — At December 31, 2016, the Company has $400,000 in deferred offering costs directly associated with its impending initial public offering. At June 30, 2016, the Company had $260,000 in deferred costs.

RECLASSIFICATIONS — Certain prior year amounts have been reclassified in our Condensed Consolidated Financial Statements to conform to current year classifications

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - ( continued )

EARNINGS (LOSS) PER SHARE — Basic earnings (loss) per share (“EPS”) is determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities (such as stock options, preferred stock and convertible securities) outstanding under the treasury stock method. As of December 31, 2016 we have outstanding (i) options to purchase 75,000 shares, (ii) 15,382 shares of preferred stock convertible into 341,823 shares, and (iii) $491,830 of debts to related parties convertible into 109,296 shares of our Common stock. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

RECENT ACCOUNTING PRONOUNCEMENTS — The Company is evaluating several pronouncements issued by the FASB which may result in the adoption by the Company of these standards in upcoming accounting periods as follows:

ACCOUNTING STANDARDS ISSUED BUT NOT YET EFFECTIVE —

The Company is evaluating several pronouncements issued by the FASB which may result in the adoption by the Company of these standards in upcoming accounting periods as follows:

ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Adoption can occur using one of two prescribed transition methods. In 2016, the FASB issued four amendments to ASU 2014-09. We have begun a limited evaluation of the provisions of ASU 2014-09 and the impact, if any, it may have on our financial position and results of operations. Our evaluation work to date includes the training of ASU 2014-09, contract review and an assessment of the distribution model for which we recognize revenue for our products when shipped. We have approximately 10 customer contracts which require an assessment and believe we have sufficient time for the implementation of ASU 2014-09.

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

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - ( continued )

ASU 2014-15 — Presentation of Financial Statements Going Concern (Subtopic 20540): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern to be effective for Annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016; which for us would be the third and fourth quarters of our fiscal 2017 and although early adoption is permitted for this standard, the Company has yet to adopt this standard.

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

ASU 2016-18 Statement of Cash Flows (Topic 230) : Restricted Cash (A Consensus of the FASB Emerging Issues Task Force) : The new standard requires the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The Company has a restricted cash balance of $100,000 on the Condensed Consolidated Balance Sheet. The nature of the restriction is that the $100,000 is pledged and held by our financing company, Gerber Finance, as collateral in the Borrowing Base Collateral (BBC) calculations which determine what amounts we are allowed to borrow from time to time.

NOTE 2 — SUPPLEMENTAL CASH FLOW INFORMATION

	For the six months ended
	December 31,
	2016	2015
	(Unaudited)	(Unaudited)
Statement of Operation Information:
Cash paid for income taxes	$1,850	$42,717
Interest Paid	$205,774	$107,552

Non Cash Investing and Financing Activities:
Conversion of 11,516 shares of preferred stock into 256,911 shares of common stock	$-	$1,156,100

NOTE 3 — INVENTORIES

Inventories consist of the following:

	December 31	June 30,
	2016	2016
	Amount	Amount
	(unaudited)
Raw materials	$414,995	$423,670
Work-in-process	354,540	485,344
Reserve	(37,000)	(37,000)
Total	$732,535	$872,014

In August 2016, Microphase West operations were transferred to the Shelton Connecticut plant. As of December 31, 2016 Microphase West inventory was combined with the Shelton Connecticut inventory. The inventory reserves were similarly combined to equal $37,000 for December 31, 2016.

NOTE 4 — PROPERTY AND EQUIPMENT:

Property and equipment was comprised of the following:

	December 31	June 30,
	2016	2016
	Amount	Amount
	(unaudited)
Leasehold Improvements	$40,288	$40,288
Computers, machinery & equipment	3,210,147	3,210,147
Furniture and fixtures	122,350	122,350
Transportation equipment	40,438	40,438
Property held under capital leases	56,013	56,013
	3,469,236	3,469,236
Less: accumulated depreciation and amortization	(3,346,245)	(3,310,257)
Total	$122,991	$158,979

Depreciation expense was $17,994 and $19,566 during the three months ended December 31, 2016 and 2015, respectively.

Depreciation expense was $35,988 and $38,955 during the six months ended December 31, 2016 and 2015, respectively.

NOTE 5 — PREPAID AND OTHER CURRENT ASSETS:

Prepaid and Other Current Assets were comprised of the following:

	December 31,	June 30,
	2016	2016
	(unaudited)
Consulting fees Spartan	$110,000	$-
Other Current Assets	48,091	63,742
Total	$158,091	$63,742

Refer to Note 9 (Short Term Notes Payable)

NOTE 6 — ACCRUED EXPENSES:

Accrued expenses were comprised of the following:

	December 31,	June 30,
	2016	2016
	(unaudited)
Salaries, wages and other compensation, including $63,352 to related parties at December 31, 2016 and June 30, 2016	$359,843	$470,273
Royalties	150,386	146,449
Professional fees	432,500	372,500
Commissions	37,936	37,936
Interest	62,268	47,144
Other miscellaneous accruals	13,445	60,427
	$1,056,378	$1,134,729

401 (K) Employee Benefit Plan:

The Company sponsors a 401(K) plan for all eligible employees. Employee contributions are based on a percentage of compensation. Employer contributions for both matching and profit sharing are discretionary and determined annually by management.

Deferred Lease Obligation

At December 31, 2016 the Company has $100,042 of deferred lease obligation associated with the amendment in May of 2016 for its long term lease on the Shelton, Connecticut facility.

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The Company has long term debt with fixed interest rates, the carrying amount of which may be different from fair value as of December 31, 2016 and June 30, 2016. The Company decided that it is not practical to estimate the fair value of these financial instruments on the basis that they are held-to-maturity debts which have no immediately available market information on the fair value and the cost of making assumptions and applying estimation methodologies to assess the fair value estimates exceeds the benefit. Information pertinent to estimating the fair value such as carrying amount, effective interest rate, maturity and repayment term are disclosed in Notes 8, 9, and 10.

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

Marketable securities, classified as available-for-sale securities, are measured at fair market value (Level 1) on a recurring basis. As of December 31, 2016 these amounted to $546,000.

NOTE 8 — REVOLVING CREDIT LINE

	December 31, 2016	June 30, 2016
	(unaudited)
The Company entered into a revolving loan agreement with Gerber Finance, Inc. (Gerber) in February of 2012 for a maximum of $1,500,000, which was amended to $1,150,000 in November of 2013, and then to $1,400,000 in September 2015. Under this agreement, the Company can receive funds based on a borrowing base, which consists of various percentages of accounts receivable, inventories, a restricted cash account held by Gerber, and equipment. In connection with this agreement, the Company is subject to an annual facility fee (1.75%) on each anniversary, monthly collateral monitoring fees of $1,500 and other fees. As of September 30, 2016, this line has a limit of $1,400,000 and the interest is currently at the base rate of 7.25%. For the months of March through September 2016, we incurred an additional 2.5% interest charge per month on over-advance amounts that exceeded the collateral borrowing base and briefly (less than one week) a separate additional charge of 2.5% for exceeding the limit of $1,400,000 in June 2016. This excess utilization was eliminated in early July 2016.	$739,779	$1,474,129

The interest expense for the three months ended December 31, 2016 and 2015, respectively, was $41,155 and $30,055, and the fees for the same period ended December 31, 2016 and 2015 were $10,625 and $10,067. The interest expense for the six months ended December 31, 2016 and 2015, respectively, was $86,733 and $57,488, and the fees for the same period ended December 31, 2016 and 2015 were $21,250 and $19,777. The effective annualized interest rate for the six months ended December 31, 2016 was 19.75% and for same three months in 2015 was 10.25%.

There are financial covenants set forth in the Gerber agreement of February 3, 2012 and as amended on February 24, 2012. As of December 31, 2016 the Company was not in compliance with three financial covenants regarding minimum levels of net worth, net income and subordinated debt. The Company has received a waiver from Gerber regarding these covenants on November 15, 2016. The Company expects to meet the minimum level of net worth covenant upon completion of an initial public offering of common stock pursuant to the S-1 registration statement filed with the SEC on July 28, 2016 as amended December 1, 2016 (the “Offering”).

Approximate Value of collateral at balance sheet dates —

	December 31, 2016	June 30, 2016
	(unaudited)
Inventories	$732,535	$872,014
Accounts Receivable	279,850	1,092,482
Total	$1,012,385	$1,964,496

NOTE 9 — OTHER CURRENT OBLIGATIONS

In October 2016, the Company offered to issue notes for bridge loans for a total $705,000 from accredited investors that generated $634,500 in net proceeds to the Company after deducting $70,500 of placement fees. Additionally, the Company entered into a one year agreement for investment banking services which calls for $120,000 of consulting fees to be paid in cash from the proceeds of the bridge loans and $90,000 to be paid in common stock, at the per share value of the Initial Public Offering, upon the completion of the Offering. The Company used the proceeds to repay the second installment payment due to Dynamac, per the revised Acquisition schedule listed in the following footnote 11.

The terms of this bridge debt are pursuant to note purchase agreements with purchasers that are accredited investors, for notes in the aggregate amount of $705,000, at an interest rate of 10% per annum (The “Notes’), from financing sources identified and placed by Spartan Capital Securities, LLC (“Spartan”) in accordance with a certain Selling Agreement by and between the Company and Spartan on October 13, 2016. Each of the Notes will be repaid as follows: (i) in the event that the public offering of the Company’s securities that is contemplated pursuant to a registration statement on Form S-1 filed with the SEC on July 28, 2016 (the “Offering”) closes prior to the first anniversary of the issuance date of such Note, the amount is equal to (A) the entire original principal amount of such Note multiplied by 1.25 plus (B) the interest, if any, accrued quarterly, every 90 days, beginning on the date that is 90 days from the issuance date of such Note on the entire outstanding principal amount, will be due and payable by no later than five days from the date of the Offering; or (ii) in the event that the Offering has not closed prior to the first anniversary of the issuance date of such Note, on such first anniversary of the issuance date of such Note, the amount that is equal to (A) the amount that is equal to the entire original principal amount of such Note multiplied by 1.25. plus, (B) the interest accrued quarterly, every 90 days, beginning on the date that is 90 days from the issuance date of such Note on the entire outstanding principal amount will be due and payable. In the event that the Offering closes on a date that is sooner than 90 days from the issuance date of the Notes, no interest will accrue.

In December 2016, the Company also received a loan from a contract consultant of $33,900. Since the loan was initiated through a credit card company, the Company is paying the monthly minimum credit card payments on this balance until it is paid in full. The loan is to be paid back from the proceeds of the closing of the earlier of the Offering or an interim financing.

In December 2016, the Company utilized an overdraft credit line at People’s General Bank with an annual interest rate of 15%. The Company utilized the maximum amount and as of December 31, 2016 $20,000 was outstanding.

NOTE 10 — EQUITY LINES OF CREDIT & OTHER TERMED DEBTS:

EQUITY LINES OF CREDIT:

The Company had previously guaranteed the payment under the terms of an assumption agreement, as amended, of an Equity Line of Credit with Wells Fargo Bank totaling up to $250,000, the proceeds of which the Company received from a concurrent loan from Edson Realty Inc. which was a related party-owned realty holding company at the time the credit line was funded on August 15, 2008. As of June 30, 2016, this first line of credit had $250,000 available, secured by residential real estate owned by a former COO of the Company, of which $218,290 was outstanding, with an interest rate of 3.35%. As of December 31, 2016, this line of credit has $250,000 available, of which $216,134 is outstanding, with an interest rate of 3.35%.

The Company charged operations $1,830 and $1,919 for interest on this line of credit in the three months ended December 31, 2016 and 2015, respectively. The Company charged operations $3,669 and $3,859 for interest on this line of credit in the six months ended December 31, 2016 and 2015, respectively.

Effective June 30, 2014, the Company also has guaranteed to the CEO at the time, under the terms of an assumption agreement, as amended, the repayment of a second Equity Line of Credit with Wells Fargo Bank. The Company received working capital loans from the CEO which were from funds drawn against this Equity Line of Credit. As of June 30, 2016 the second line of credit had $150,000 available, secured by the CEO’s principal residence, of which $101,003 was outstanding, with an interest rate of 3.0%. As of December 31, 2016, this line of credit has $150,000 available, of which $96,599 is outstanding, with an interest rate of 3.00%.

The Company charged operations $741 and $852 for interest on this line of credit in the three months ended December 31, 2016 and 2015, respectively. The Company charged operations $1,498 and $1,762 for interest on this line of credit in the six months ended December 31, 2016 and 2015, respectively.

NOTE 10 — EQUITY LINES OF CREDIT & OTHER TERMED DEBTS:  - ( continued )

Other termed debts consist of: (i) Long-term Debt & (ii) Extended Payment Arrangements.

Long-term Debt:

	December 31, 2016	June 30, 2016
	(unaudited)
Ford Credit Company:
Payable in monthly payments of $499, including interest at 4.90% through April, 2019 secured by transportation equipment.	$13,188	$15,823

Total	$13,188	$15,823
Less: current portion	(5,336)	(5,336)
Long-term portion	$7,852	$10,487

The Company charged operations $172 and $237 in interest for these loans for the three months ended December 31, 2016 and 2015, respectively. The Company charged operations $299 and $770 in interest for these loans for the six months ended December 31, 2016 and 2015, respectively.

Extended Payment arrangements:

The Company is responsible for paying a former employee, disability benefits under a prior self-insured plan, through April, 2019. The plan requires monthly payments until the participant attains age 65. Interest has been imputed on this obligation at 5%.

	December 31, 2016	June 30, 2016
	(unaudited)
Total of extended disability benefits	$22,005	$26,721
Less: amount representing interest	(1,328)	(1,855)
Present value of disability benefits	20,677	24,866
Less: current portion	(8,378)	(8,378)
Long-term portion	$12,299	$16,488

Interest expense charged to operations for the extended disability payments was $277 and $378 for the three months ended December 31, 2016 and 2015, respectively. Interest expense charged to operations for the extended disability payments was $579 and $708 for the six months ended December 31, 2016 and 2015, respectively.

Small Business Express Job Creation Incentive loan:	December 31, 2016	June 30, 2016
	(unaudited)
State of Connecticut Small Business Express Program loan, funded August 2016, initial amount of $300,000 at an interest rate of 3.0% for a term of 10 years. Principal and interest payments are deferred for the first year of the loan.	$300,000	$-
Total	$300,000	$-
Less: current portion	-	-
Long-term portion	$300,000	$-

Summary totals for Other termed debts consist of: (i) Long-term Debt & (ii) Extended Payment Arrangements.

	December 31, 2016	June 30, 2016
	(unaudited)

Total minimum long term debt & extended disability payments	$333,865	$40,689
Less: current portion	(13,714)	(13,714)
Long-term portion	$320,151	$26,975

NOTE 11 — ACQUIRED INTANGIBLE ASSETS & PREPAYMENTS FOR FUTURE ACQUISITION:

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

On November 2, 2016, the Company entered into that certain First Amendment to Purchase Agreement with Dynamac (the “Dynamac Amendment”), pursuant to which, among other things, the Company agreed that Dynamac would retain ownership of the Dynamac assets until the Company has paid all amounts owed pursuant to the Dynamac agreement, with such amounts due within 10 days of the closing of the offering of the Company’s common stock as contemplated in the Registration Statement on Form S-1 filed with the SEC on July 28, 2016 (the “Offering”). The Company has accounted for the conditions of ownership being retained by Dynamac until the full balance is paid off (as described in the Form 8K) by removing the Intangible Assets and the Note Payable and treating the two Dynamac payments totaling $1,000,000 as Deposits / Prepayments for the future purchase of Dynamac Refer to F-18 for payment schedules.

Dynamac agreed that the first installment of such purchase price, in the amount of $559,000 would not be due until November 22, 2016, with subsequent payments due and payable as follows: (i) remaining balance of $1,500,000 shall be due and payable to Dynamac within 10 days of the closing of an initial public offering (“IPO”) of common stock of the Company (the “Offering Payment”); or (ii) if the IPO is delayed or does not close, Instruments shall continue to make the remaining three payments of $550,000 each according to the payment schedule contained in the Dynamac Agreement. As further consideration, the Company issued Dynamac 100,000 shares of restricted common stock of the Company. The shares were valued at $450,000 and included in other income (expense) in the statement of operations. Pursuant to the Second Dynamac Amendment dated November 22, 2016, the deadline for the first installment of such purchase price, in the amount of $559,000, was extended until December 9, 2016. Payment of this $559,000 for the first installment of this Second Dynamac Amendment was made in early December 2016.

Asset allocation on Acquisition date

Microsemi

The Exclusive License associated with the Microsemi Inc. (“Microsemi”) asset acquisition was valued at $56,861, was ascribed a perpetual life and is subject to evaluation annually for impairment. Management has determined that there was no impairment charge to be recorded for the six months ended December 31, 2016 and 2015. Customer Lists and Non-Compete agreements associated with the Microsemi asset acquisition were ascribed useful lives of 7 and 5 years respectively. The consideration paid for this portion of business was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We assigned $155,277 to identifiable intangible assets, which consist of a customer list, non-compete clause and an exclusive license. The acquired intangible assets will be amortized over their estimated lives, which range from 5 to 10 years, primarily using accelerated amortization methods based on the cash flow streams used to value those assets. The exclusive license has a contractual indefinite life and is reviewed annually for impairment. There was no excess of the purchase price over the estimated fair value of the net assets acquired and as such no goodwill was recorded. Amortization expense recorded for these intangible assets was $3,878 and $3,878 for the three months ended December 31, 2016 and 2015, respectively. Amortization expense recorded for these intangible assets was $7,756 and $7,756 for the six months ended December 31, 2016 and 2015, respectively.

Dynamac

The Dynamac License was recorded at cost. The Company deposited $50,000 and provided a $300,000 note payable toward the initial contract during fiscal 2015 which was subsequently revised by the Dynamac agreement of January 21, 2016.

The assets acquired in the Dynamac agreement of January 21, 2016 have been valued at the contract price in our initial measurement, resulting in intangible assets other than goodwill, primarily Intellectual Property consisting of two (2) patents with remaining lives of over 12 years each, a portfolio of product prototypes to be patented, trade secrets, know-how, confidential information and other intellectual property. We expect to incur additional costs to apply for fifty-two (52) new patents, in addition to various trademarks and copyrights.

During FY 2016, there were two amendments to the Dynamac acquisition. For the 1st Amendment dated November 2, 2016, 100,000 shares (valued at $4.50/share) of Microphase were transferred to Dynamac to allow the extension of the second payment to be beyond the original August 22, 2016 date, until the new date of November 22, 2016. The cost for this extension was $450,000, of which $450,000 was expensed in the second Quarter. The second Amendment dated November 22, 2016 extended the deadline for the second payment to be December 9, 2016. The second payment was completed on December 9, 2016 in accordance with the amended Acquisition schedule.

As of December 31, 2016, two prepayments have been made totaling $1,000,000 (plus $59,000 interest) for the future acquisition of Dynamac’s Test & Measurement business. Three remaining payments are due of $550,000 each by February 22, 2017, August 22, 2017, and February 22, 2018. The full $1,500,000 principal acquisition payment (plus $150,000 interest) is anticipated to be paid early with a successful Initial Public Offering (IPO) of the Company stock.

Our accounting for the allocation of the relative fair value of the intangible assets, other than goodwill, acquired in the Dynamac acquisition is still preliminary. The fair value estimates for the assets acquired as originally recorded pursuant to the agreement of January 21, 2016 and as adjusted to recording as an asset only those payments made until the purchase is paid in full, pursuant to the second amendment of November 22, 2016, were based on preliminary calculations, and our estimates and assumptions of the allocation of the relative fair value of these assets to possibly amortizable components, and if any, what period of amortization would be appropriate, are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date).

These assets will be subject to periodic evaluation and at a minimum will be reviewed annually for impairment. The Company assesses these assets for impairment based on their future cash flows.

Our Acquisitions have resulted in the following Asset allocation:

	December 31	June 30,
	2016	2016
	(unaudited)
Intellectual Property	$-	$2,520,425
Customer List	73,017	73,017
Non-Compete Clause	25,399	25,399
Exclusive License	56,861	56,861
Total	155,277	2,675,702
Accumulated Amortization	(54,288)	(46,532)
Net Total	$100,989	$2,629,170

Asset Acquisition Note Payable is comprised of the following:

	December 31,	June 30,
	2016	2016
	(unaudited)
Asset Acquisition Note Payable-current portion
- Dynamac agreement – net of debt discount	$-	$975,345
Asset Acquisition Note Payable, net of current portion
- Dynamac agreement – net of debt discount	-	1,045,080
Total Asset acquisition note payable	$-	$2,020,425

The Dynamac agreement, as revised, of January 21, 2016 was funded by the $50,000 original deposit paid in connection with the previous agreement, $350,000 paid at closing, $100,000 paid in February 2016, and a series of four $550,000 payments payable on the note semi-annually, due in August 2016 and 2017 and February 2017 and 2018. The Company imputed interest at 7%, its most favorable credit line rate, and as such is valued at $2,020,425.

On November 2, 2016, the Company entered into a First Amendment to Purchase Agreement with Dynamac (the “Dynamac Ammendment”, and the January Dynamac Agreement, as amended by the Dynamac Amendment, the “Dynamac Transaction”), pursuant to which, among other things, the Company agreed that Dynamac would retain ownership in the Dynamac Assets until the Company has delivered all amounts owed pursuant to the Dynamac Transaction, with such amounts due within 10 days of the closing of the Offering and the Company to pay such amounts from the proceeds thereof. The Company has accounted for the conditions of ownership being retained by Dynamac until the full balance is paid off (as described in the Form 8K) by removing the Intangible Assets and the Note Payable and treating the two Dynamac payments totaling $1,000,000 as Deposits / Prepayments for the future purchase of Dynamac.

Dynamac agreed that the first installment of such purchase price, in the amount of $559,000 would not be due until November 22, 2016, with subsequent payments due and payable as follows: (i) remaining balance of $1,500,000 shall be due and payable to Dynamac within 10 days of the closing of an initial public offering (“IPO”) of common stock of the Company (the “Offering Payment”); or (ii) if the IPO is delayed or does not close, Instruments shall continue to make the remaining three payments of $550,000 each according to the payment schedule contained in the Dynamac Agreement. As further consideration, the Company issued Dynamac 100,000 shares of restricted common stock of the Company valued at $450,000. Pursuant to the Second Dynamac Amendment dated November 22, 2016, the deadline for the first installment of such purchase price, in the amount of $559,000, was extended until December 9, 2016. Payment of this $559,000 for the first installment of this Second Dynamac Amendment was made in early December 2016.

NOTE 12 — RELATED PARTY TRANSACTIONS:

The Company had activities with related parties during the fiscal years 2016 and 2015. The Company sublet office space until March 31, 2015 and a vehicle in fiscal 2015 to mPhase. In fiscal 2016, the rent recorded was $0 for the office space and $9,000 for the vehicle. At December 31, 2016, there was no cost for the vehicle. At December 31, 2016 and June 30, 2016, mPhase owed the Company $33,295.

Notes Payable — Related Parties:

	December 31, 2016	June 30, 2016
	(unaudited)
Officer:
Note payable to President for loan during the 2nd quarter FY 2017, payable in 24 months, at 3% annual rate	$25,188
Former Employee:
Note payable to a Note Holder formerly employed by the Company, payable in monthly payments of $7,600 as revised in November 2015, with interest at 6% until paid in full. This Note Holder subordinated his debt to the revolving line discussed in Note 7, in February 2012, and converted $170,000 of his debt into 37,778 shares of common stock during the Fiscal year ended June 30, 2015. During FY 2016, the Company has sought to revise the payment schedule with the Note Holder, and to date the parties have not agreed to a revised repayment schedule and the note is in arrears. In May 2016, this lender initiated a Notice of Default and Demand for Payment, and in July 2016 the Note Holder initiated litigation to collect this debt in full. While the Company still seeks a mutually agreeable settlement, the Company believes this debt will be settled for an amount substantially the same as recorded in the financial statement.	$157,065	152,434
Stockholders:
Two notes previously payable to individuals with monthly payments of $2,715 and $2,750 as revised, including interest at 6% through September 2017. In January 2016, these two notes and loan amortization schedules were revised with monthly payments of $910 and $980 respectively, including interest at 3% through August 2019. The monthly payment amounts increase by $130 and $140 every 4 months, per the revised schedule.	$120,546	118,762
Other Related Parties:
Previously payable to this individual in monthly payments of $875 as revised, including interest at 6% through September 2017. In January 2016, this note and loan amortization schedule was revised with a monthly payment of $280, including interest at 3% through August 2019. The monthly payment amount increases by $40 every 4 months, per the revised schedule.	$19,037	18,754
Two notes previously payable to two individuals with identical monthly payments of $2,425 each as revised, including interest at 6% through April 2017. In January 2016, these two notes and loan amortization schedules were revised with monthly payments of $840 each, including interest at 3% through August 2019. The monthly payment amount increases by $120 every 4 months, per the revised schedule.	$106,642	105,057
Total	$428,478	$395,007
Less: current portion	(245,082)	(137,150)
Long-term portion	$183,396	$257,857

The Company and the note holders (except for the former employee as discussed above) have agreed to revised repayment schedules for 42 months commencing December 2015. As of December 31, 2016, the Company was in arrears on seven payments of the revised repayment schedules for each of the note holders.

The Company charged operations $4,349 and $5,825 for interest on these loans for the three months ended December 31, 2016 and 2015, respectively. The Company charged operations $8,471 and $12,763 for interest on these loans for the six months ended December 31, 2016 and 2015, respectively.

NOTE 13 — STOCKHOLDERS’ EQUITY:

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

On December 5, 2016, there was a Special meeting of Stockholders whereby the stockholders approved (1) the change of the Company’s state of incorporation from Connecticut to Delaware and (2) a one-for-three reverse stock split of the original stock, with a new capitalization structure. Pursuant to the Company’s proposed reincorporation in the State of Delaware, the Company is authorized by its Certificate of Incorporation to issue an aggregate of 22,000,000 shares, of which 20,000,000 are for shares of common stock, $0.0001 par value per share, 200,000 are for shares of preferred stock, par value $100 per share, all of which have been designated as Series A Convertible Stock and 1,800,000 are for shares of “blank check” preferred stock, having such designations, rights and preferences as the Board of Directors may determine, in its sole discretion, from to time. As of December 31, 2016, 2,419,818 shares of Common Stock and 15,382 shares of Preferred Stock were issued and outstanding, respectively.

Common Stock

During the three months ended December 31, 2015, the Company issued common shares to two consultants pursuant to consulting agreements and to two Officers and directors for services, in the amounts of 26,667 and 23,333, respectively, valued at $300,000, which was charged to operations in the quarter ending December 31, 2015.

During the three months ended December 31, 2016, the Company issued 100,000 shares of its common stock to Dynamac pursuant to the Dynamac Agreement. In addition, a total of 70,000 shares of its common stock were given to top executives pursuant to revised employment agreements. During that same three month period, the Company also issued 16,667 shares of its common stock to a consultant for services rendered.

During the six months ended December 31, 2015, the Company issued no shares of its common stock in private placements.

During the six months ended December 31, 2016, the Company completed a private placement for 144,445 shares issuable to accredited investors in an interim private placement of our common stock pursuant to section 4(2) of the Securities Act of 1933, as amended. Net proceeds of $585,000 were generated for the Company, after deducting $65,000 of placement fees. The terms also provide for 144,445 shares issuable upon exercise of warrants issued in connection with the private placement discussed above at an exercise price of $2.50 per share. Additionally, the Company entered into a one year agreement for investment banking services which calls for $61,200 of consulting fees to be paid in cash from the proceeds of this placement and $50,000 to be paid in common stock, at the per share value of the Offering, upon completion of the Offering.

NOTE 13 — STOCKHOLDERS’ EQUITY - ( continued )

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

As of December 31, 2016, 15,382 shares of Preferred Stock are outstanding and cumulative undeclared dividends on preferred stock are $290,313

Reserved Shares

Stock Options

The Board approved the implementation of a stock option plan in January 2015, for which the Company did not seek ratification by the shareholders, reserving 250,000 shares of Common Stock for this plan; however, such plan has not yet been set forth in a formal document adopted by the board. During the year ended June 30, 2016 the Company granted options, as part of this plan, to an Officer and Director for services to purchase 75,000 shares of Common Stock, with an exercise price of $2.00, with a term of 7 years, and which rights vest over the next three years as follows; 25,000 shares were exercisable immediately and 25,000 shares vest each October 1 of 2016 and 2017. The total value of these options was estimated to be $106,200 using the Black Scholes method, based on an assumed volatility of 112.5% and an interest rate of .09%. $35,400 was charged to operations in the nine months ending March 31, 2016, deferring the balance of which $5,400 will be charged annually pr-rata on a monthly basis commencing each October 1, 2016 and2017.

Director Compensation

As of December 31, 2016, additional options were authorized to be granted to 3 new directors of the Board. The Company has committed to compensate to each of the three new Directors of the Board $25,000 in stock ($6,250 per quarter) and $25,000 in options ($6,250 per quarter) for their services for the year. The exact details of the transition of the new Board and their compensation packages are still being worked on.

Series A Preferred Shares currently convertible

As of December 31, 2016, 15,382 preferred shares were outstanding and cumulative undeclared dividends on preferred stock were $290,313. The preferred shares are convertible into 341,823 shares of the Company’s common stock at $4.50, and the dividends, if declared, are convertible into 64,514 common shares stock also at $4.50, until such time the Company’s common stock begins trading.

Certain Debts currently convertible

As of December 31, 2016, $428,479 of loans from related parties and $63,351 of unpaid compensation are convertible into 95,218 and 14,078 shares of the Company’s common stock at $4.50, respectively, until such time the Company’s common stock begins trading.

Consultant Compensation

During the 3rd quarter of FY2017 ending March 31, 2017, the Company is obligated to issue a final 16,667 shares of its common stock to an engineering consultant for services rendered, per a previous agreement.

NOTE 14 — MAJOR CUSTOMERS AND SEGMENTS:

The Company recorded sales of $923,650 and $1,645,957 with four and four customers for the three months ended December 31, 2016 and 2015 respectively. These customers represent 81% and 63% of sales for the three months ended December 31, 2016 and 2015. At December 31, 2016, those four customers owed the Company $206,511.

The Company recorded sales of $1,273,790 and $2,751,273 with three and three customers for the six months ended December 31, 2016 and 2015 respectively. These customers represent 51% and 55% of sales for the six months ended December 31, 2016 and 2015. At December 31, 2016, those three customers owed the Company $108,111.

Sales to U.S. customers represented 83% and 86% of sales for the three months ended December 31, 2016 and 2015, respectively. Sales to U.S. customers represented 85% and 83% of sales for the six months ended December 31, 2016 and 2015, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES:

The Company moved to Shelton, Connecticut on April 21, 2015, to a facility with 15,000 square feet with monthly rent of $15,000, for a 7-year term with annual escalations of 3%. In December 2015 the Company committed to rent additional space in connection with the acquisition of the Dynamac proprietary line. In June 2016 the monthly rent became $18,400 and in August 2016 $24,740. The total commitment on this lease for remaining 6 months of fiscal year 2017 is approximately $148,442. The Company has received notice from the landlord that the Company is currently in default under such lease. The Company is currently working to resolve such default.

The Company leases 4 vehicles under operating leases expiring in 2016 through 2018. As of December 31, 2016 the future minimum rental payments for fiscal 2017 are $15,528.

5 year Shelton Facility lease and Car lease schedules as of December 31, 2016:

Fiscal year	Shelton Facility Lease	Car leases	Total

2017	$148,442	$15,528	$163,970
2018	304,989	16,567	321,556
2019	314,051	4,491	318,542
2020	323,351	0	323,351
2021	332,890	0	332,890
Thereafter	708,362	0	708,362
Total	$2,132,085	$36,586	$2,168,671

THE COMPANY HAS MATERIAL TERMED DEBT SERVICE COMMITMENTS AT DECEMBER 31, 2016 AS DISCUSSED IN NOTES 10, 11 & 12 SUMMARIZED AS FOLLOWS:

	RELATED PARTY LOANS	OTHER TERMED DEBT	EQUITY LINES OF CREDIT	SMALL BUSINESS EXPRESS JOB CREATION INCENTIVE LOAN	TOTAL
EFFECTIVE INTEREST RATE as of December 31, 2016	4.1%	5.5%	3.3%	3%

2017	$245,082	$13,714	$38,345	$—	$297,141
2018	84,815	10,552	39,509	26,996	161,872
2019	63,482	9,599	234,879	30,308	338,268
2020	35,100	—	—	31,229	66,329
2021	—	—	—	32,179	32,179
thereafter	—	—	—	179,288	179,288
Total	$428,479	$33,865	$312,733	$300,000	$1,075,077

NOTE 15 — COMMITMENTS AND CONTINGENCIES:- ( continued )

Employment and Consultant Contracts:

The Company had previously entered into employment contracts with two officers through 2015 that provided for a stated salary of $250,000 per year, plus company benefits. These contracts were subject to other items and included a non-compete covenant. In Fiscal 2015 the Company entered into updated three year employment agreements with these two employees, one as an officer, currently the Company’s President, and one as a strategic consultant upon his resignation as an officer and director. These updated contracts include base compensation of $225,000 per year plus company benefits, severance provisions and non-competition covenants for both individuals. As of December 31, 2016 and June 30, 2016, the Company owed $63,352 and $80,000 to these individuals, respectively.

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

On December 1, 2016, the Board of Directors was reorganized as part of the Initial Public Offering process. Necdet Ergul resigned as the Chief Executive Officer, President and Chairman of the Company. Mr. Ergul’s resignation from the position of Chief Executive Officer and Chairman is effective as of December 1, 2016, and the resignation from President is effective as of the date that the Company’s Board notifies Mr. Ergul that the Department of Defense has granted Mr. Ghadaksaz the necessary security clearance to carry on certain of its operations. The resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. James Ashman, the Company’s Chief Financial Officer, resigned as a member of the Company’s Board effective immediately upon the Company’s filing of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (the “S-1 Amendment”). The resignation is not of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In addition, Mr. Ashman entered into an amended and restated employment agreement. Jeffrey Peterson resigned as a member of the Company’s Board effective immediately upon the Company’s filing of the S-1 Amendment. The resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Paul DeCoster resigned as a member of the Company’s Board effective immediately upon the Company’s filing of the S-1 Amendment. The resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Michael Ghadaksaz, the Chief Technology Officer and Chief Marketing Officer of the Company, was appointed Chief Executive Officer and Chairman of the Board. In conjunction with such appointment, the Company and Mr. Ghadaksaz entered into an amended and restated employment agreement. Brian Kelly, the Company’s General Manager was appointed Chief Operating Officer and a Director, effective upon the closing of the Offering. In conjunction with such appointment, the Company and Mr. Kelly entered into an amended and restated employment agreement. The Board appointed Mr. Bill White, Dr. Fernado Fernandez and Mr. Frank Russomanno as members of the Board, effective upon the Company’s filing of the S-1 Amendment. The Company expects to enter into a director agreement and indemnification agreement with each such new director.

On December 1, 2016, the Company revised employment contracts (per the above) with Messrs. Ghadaksaz, Ashman, Kelly and Ergul.

Mr. Ghadaksaz entered into an employment agreement with the Company dated as of December 1, 2016 (the “Ghadaksaz Agreement”). The initial term of the Ghadaksaz Agreement is for a period of one (1) year, commencing on December 1, 2016 (the “Initial Term”). The term of the Employment Agreement will be automatically extended for additional terms of one (1) year each (each a “Renewal Term” and together with the Initial Term, the “Term”), unless either the Company or Mr. Ghadaksaz gives prior written notice of non-renewal to the other party no later than sixty (60) days prior to the expiration of the then current Term. During the Term, the Company will pay Mr. Ghadaksaz an annual base salary of $295,000. Mr. Ghadaksaz will receive a one-time cash incentive bonus in the amount of $75,000, payable within 30 days of the closing of the Offering and may receive an annual cash bonus as determined by the Board and based on the review and recommendation of the Compensation Committee of the Board. Mr. Ghadaksaz has also received an equity grant of 33,333 shares of the Company’s restricted stock.

Mr. Ashman entered into an employment agreement with the Company dated as of December 6, 2015 which was subsequently revised as of July 1, 2016 and Amended and Restated on December 1, 2016 (as amended and restated, the “Ashman Agreement”). The initial term of the Ashman Agreement is for a period of three (3) years, commencing on December 1, 2016 (the “Initial Term”). The term of the Employment Agreement will be automatically extended for additional terms of one (1) year each (each a “Renewal Term” and together with the Initial Term, the “Term”), unless either the Company or Mr. Ashman gives prior written notice of non-renewal to the other party no later than sixty (60) days prior to the expiration of the then current Term. During the Term, the Company will pay Mr. Ashman an annual base salary of $190,000. Mr. Ashman will receive a one-time cash incentive bonus in the amount of $30,000, payable within 30 days of the closing of the offering and may receive an annual cash bonus as determined by the Board and based on the review and recommendation of the Compensation Committee of the Board. Mr. Ashman has also received an equity grant of 11,667 shares of the Company’s restricted stock.

NOTE 15 — COMMITMENTS AND CONTINGENCIES:- ( continued )

Mr. Kelly entered into an employment agreement with the Company dated as of December 1, 2016 (the “Kelly” Agreement) effective upon the closing of the Offering (the “Effective Date”). The initial term of the Kelly Agreement is for a period of three (3) years, commencing on the Effective Date (the “Initial Term”). The term of the Employment Agreement will be automatically extended for additional terms of one (1) year each (each a “Renewal Term” and together with the Initial Term, the “Term”), unless either the Company or Mr. Kelly gives prior written notice of non-renewal to the other party no later than sixty (60) days prior to the expiration of the then current Term. During the Term, the Company will pay Mr. Kelly an annual base salary of $235,000. Mr. Kelly will receive a one-time cash incentive bonus in the amount of $30,000, payable within 30 days of the closing of the offering and may receive an annual cash bonus as determined by the Board and based on the review and recommendation of the Compensation Committee of the Board. Mr. Kelly has also received an equity grant of 25,000 shares of the Company’s restricted stock.

Mr. Ergul entered into an employment agreement with the Company dated as of December 1, 2016 (the “Ergul Agreement”), pursuant to which Mr. Ergul will receive $75,000 per year in base compensation, in addition to certain benefits, for serving as the Company’s Chief Technical Advisor. The term of the Ergul Agreement shall continue through February 1, 2018, and Mr. Ergul may receive severance for terminations under circumstances other than for Cause (as such term is defined therein). The Ergul Agreement contains provisions regarding indemnification, confidentiality, and non-competition, among others. Mr. Ergul is continuing to serve as the Company’s President until such time as the Board notifies him that Mr. Ghadaksaz has received the necessary security clearance from the Department of Defense.

As of December 31, 2016, two prepayments have been made totaling $1,000,000 (plus $59,000 interest) for the future acquisition of Dynamac’s Test & Measurement business. Three remaining payments are due of $550,000 each by February 22, 2107, August 22, 2017, and February 22, 2018. The full $1,500,000 principal acquisition payment (plus $150,000 interest) is anticipated to be paid early with a successful Initial Public Offering (IPO) of the Company stock.

During the 3rd quarter of FY2017 ending March 31, 2017, the Company is obligated to issue a final 16,667 shares of its common stock to an engineering consultant for services rendered, per a previous agreement.

The Company has committed to compensate to each of the three new Directors of the Board $25,000 in stock ($6,250 per quarter) and $25,000 in options ($6,250 per quarter) for their services for the year. The exact details of the transition of the new Board and their compensation packages are still being worked on.

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

NOTE 16 — SUBSEQUENT EVENTS:

The Company received two loans in January and February totaling $45,000 from the President and Interim CEO. The loans are to be repaid upon the earlier of the closing of the Offering or six months and have an interest rate of 3%. The Company also received two loans in January and February from a former officer and director totaling $45,000. The terms of these loan are still being finalized.

Effective February 11, 2017, Michael Ghadaksaz resigned as the Company’s Chief Executive Officer, Chief Technology Officer and Chairman of the Board, and from any and all other positions to which he may have been appointed or held with the Company and/or its subsidiaries. Such resignation was accepted by the Board on February 12, 2017.

Effective February 16, 2017, the Board appointed Necdet Ergul as the Company’s Interim Chief Executive Officer. Mr. Ergul is the Company’s President and Chief Technical Adviser and has previously served as the Company Chief Executive Officer and Chairman of the Board.

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

The Company’s RF and microwave products enable the transmission, reception and processing of high frequency signals in defense electronics, homeland security systems and telecommunication networks. Our RF products are typically used in high frequency applications and include filters, switch filters, diplexers, multiplexers, detectors, detector logarithmic video amplifiers (DLVA) and multi-function assemblies. The end products in which the Company’s products are used include fighter planes, missiles, submarines, ships, drones and IED jammers. Customers include Lockheed Martin, Raytheon, Saab, BAE Systems and the U. S. Government. Sales to the military markets comprised 100% of sales for 2016 and the first six months of fiscal 2017.

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

The Company has been selling the same products to the same customers for many years. While every product order is manufactured to each customer’s specifications, the overall product offering has not changed substantially. The Company believes it will need to introduce new products to the market in order to grow sales, in accordance with its strategy described in “Current Status and Management’s Plans.” The Company has been addressing its working capital needs by raising additional debt from insiders, by executing private placements of common stock and debt, and through its debt facility with Gerber Finance, Inc.

In December 2016, an existing customer placed a $1.5 million order with the Company, raising our sales backlog as of 12/31/16 above $4.6 million.

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

On July 9, 2014, the Company executed a securities purchase agreement with AmpliTech Group Inc., a Nevada corporation located in Bohemia, New York (“Amplitech”), to purchase, as amended, 8,666,666 shares of the common stock of Amplitech at $0.023 per share for a total purchase price of $200,000. The purchase price was made up of two installments of $100,000. AmpliTech designs, engineers and assembles amplifiers for micro-wave components primarily for communication systems. As of December 31, 2016, we owned 18.8% of the outstanding shares of the common stock of Amplitech. To date, this has been a passive investment. As of December 31, 2016, the value of such shares of Amplitech was $546,000.

On January 21, 2016, the Company entered the test and measurement (“T&M”) industry by entering into a purchase agreement (as subsequently amended, the “Dynamac Agreement”) with Dynamac, Inc. (“Dynamac”), pursuant to which the Company agreed to acquire certain assets in a line of proprietary RF and microwave test and measurement products, as well as related intellectual property (“Dynamac Assets”). On November 2, 2016, the Company entered into that certain First Amendment to Purchase Agreement with Dynamac (the “Dynamac Amendment”), pursuant to which, among other things, the Company agreed that Dynamac would retain ownership of the Dynamac assets until the Company has paid all amounts owed pursuant to the Dynamac agreement, with such amounts due within 10 days of the closing of the Offering. The Company intends to pay all amounts owed to Dynamac pursuant to the Dynamac agreement from the proceeds thereof. The Company has accounted for the conditions of ownership being retained by Dynamac until the full balance is paid off (as described in the Form 8K) by removing the Intangible Assets and the Note Payable and treating the two Dynamac payments totaling $1,000,000 as Deposits / Prepayments for the future purchase of Dynamac.

Dynamac agreed that the first installment of such purchase price, in the amount of $559,000 would not be due until November 22, 2016, with subsequent payments due and payable as follows: (i) remaining balance of $1,500,000 shall be due and payable to Dynamac within 10 days of the closing of an initial public offering (“IPO”) of common stock of the Company (the “Offering Payment”); or (ii) if the IPO is delayed or does not close, Instruments shall continue to make the remaining three payments of $550,000 each according to the payment schedule contained in the Dynamac Agreement. As further consideration, the Company issued Dynamac 100,000 shares of restricted common stock of the Company. Pursuant to the Second Dynamac Amendment dated November 22, 2016, the deadline for the first installment of such purchase price, in the amount of $559,000, was extended until December 9, 2016. Payment of this $559,000 for the first installment of this Second Dynamac Amendment was made in early December 2016.

 We believe the Dynamac Assets to be acquired pursuant to the Dynamac Transaction will enable us to grow sales revenue in accordance with our growth strategy.

THREE MONTHS ENDED DECEMBER 31, 2016 VS. DECEMBER 31, 2015

Revenues.   Total revenues for the three months ended December 31, 2016 were $1,143,733, down from $2,598,219 in the same period in 2015, a decrease of $1,454,486 or 56%. The revenue decrease we believe was primarily due to a reduction in overall customer orders resulting from general uncertainty among customers due to the election. The reduced shipments limited our ability to purchase some parts in a timely fashion which had a negative impact on revenues. Additionally, there was a significant slow-down for the quarter on an important program, due to a critical vendor part not being available. The decrease in domestic revenues was $1,138,078 in that period for 2016, compared to the same period in 2015, and the decrease in revenues from foreign customers was $316,408.

Cost of Sales.   Cost of sales decreased $499,061 for the three-month period ended December 31, 2016 from $1,347,348 in 2015 to $848,287 in 2016, a decrease of 37%. The decrease in the cost of sales was primarily due to the decrease in revenues. The gross profit margin for that same period for 2015 was 48%, whereas the gross profit margin for the same 2016 period was 26%. The decrease in the gross profit margin was due to a less profitable product mix. A significant slow-down for the quarter on an important program, due to a critical vendor part not being available, added to the less profitable product mix.

General and Administrative Expenses.   Selling, general and administrative expenses were $1,030,319 for the 3 months ended December 31, 2016 compared to $1,067,780 for the same period in 2015, a decrease of $37,461 or approximately 4%. The small decrease resulted from an increase in stock-based compensation expenses of $99,100, offset by larger savings in SG&A resulting from the California plant closure and Microphase Instruments rental expense, for their new Shelton work spaces adjacent to Microphase.

Engineering and Research Expenses.   Engineering and research for the three months ended December 31, 2016 were $191,321 compared to $261,150 in the same period in 2015, a decrease of $69,829 or 27%. The decrease in Engineering and Research expenses, period over period, resulted from all California Engineering expenses ending due to the California plant closure in July 2016, plus small decreases in Connecticut Engineering & Research expenses over that period.

Other Income (Expense).   For the three months ended December 31, 2016, the non-operating loss was $(450,000) since the Company incurred a $450,000 stock-based expense to extend the payment deadline date for the second payment of the Dynamac acquisition from August 22, 2016 to November 22, 2016. The second payment ultimately was paid on December 9, 2016 to keep on track with the acquisition schedule for the Dynamac Test & Measurement business. Non-operating loss was $(6,018) for the three months ended December 31, 2015.

Interest (Expense and Credit costs) net.   Interest expense and credit costs were $59,287 for the three months ended December 31, 2015 and $117,474 for the three months ended December 31, 2016, an increase of $58,187. The higher interest costs in 2016 were primarily the result of increased interest rates on over-advances from the Gerber Loan facility plus approximately $35,000 accrued interest on the Dynamac Loan repayment plan.

Net Income (Loss).   The Company recorded a net loss of ($1,493,668) for the three months ended December 31, 2016, as compared to net loss of $(182,681) for the same period in 2015, an increase of $1,310,987. The increase in Net Loss was caused by the significant decline in revenues period over period, initial operational costs for Microphase Instruments in 2016 vs $0 in 2015, the $450,000 stock-based amount to extend the Dynamac acquisition payment timetable, and continued extra costs in the “going public” process.

This represents basic (loss) per common share of $(0.65) for the 3 months ended December 31, 2016 as compared to basic (loss) per common share of $(0.11) for the same period in 2015, based upon basic weighted average common shares outstanding of 2,282,128 and 1,645,144, respectively.

SIX MONTHS ENDED DECEMBER 31, 2016 VS. DECEMBER 31, 2015

Revenues.   Total revenues for the six months ended December 31, 2016 were $2,516,797, down from $5,050,074 in the same period in 2015, a decrease of $2,533,277 or 50.2%. The revenue decrease we believe was primarily due to a reduction in overall customer orders resulting from general uncertainty among customers due to the election. The reduced shipments limited our ability to purchase some parts in a timely fashion. In addition, the closure of the California plant in July 2016 and the transfer of inventory and work in process back to the Connecticut plant reduced shipments in the quarter. There also was a significant slow-down on an important program, due to a critical vendor part not being available. The decrease in domestic revenues was $2,050,677 in that period for 2016 compared to the same period in 2015, and the decrease in revenues from foreign customers was $482,600.

Cost of Sales.   Cost of sales decreased $934,362 for the six-month period ended December 31, 2016 from $2,762,531 in 2015 to $1,828,169 in 2016, a decrease of 33.8%. The decrease in the cost of sales was primarily due to the decrease in revenues. The gross profit margin for that same period for 2015 was 45%, whereas the gross profit margin for the same 2016 period was 27%. The decrease in the gross profit margin was due to a less profitable product mix. A significant slow-down for the quarter on an important program, due to a critical vendor part not being available, added to the less profitable product mix.

General and Administrative Expenses.   Selling, general and administrative expenses were $1,795,969 for the 6 months ended December 31, 2016 compared to $1,770,780 for the same period in 2015, an increase of $25,189 or approximately 1%. The increase resulted from an increase of stock-based compensation of $196,350, period over period, offset by savings resulting from the California plant closure, plus new Microphase Instruments rental expense for its new Shelton work space adjacent to Microphase.

Engineering and Research Expenses.   Engineering and research expenses for the six months ended December 31, 2016 were $398,980 compared to $467,464 in the same period in 2015, a decrease of $68,484 or 14.7%. The decrease in Engineering and Research expenses, period over period, resulted from all California Engineering expenses ending due to the California plant closure in July 2016, plus small decreases in Connecticut Engineering & Research expenses over that period.

Other Income (Expense).   Non-operating (loss) was $(3,768) for the six months ended December 31, 2015 and $(423,200) for the same period in 2016, an increase of the non-operating loss of $(419,432). The increase in the loss resulted from a $450,000 extension fee expense to extend the payment deadline date for the second payment of the Dynamac acquisition from August 22, 2016 to November 22, 2016. The second payment ultimately was paid on December 9, 2016 to keep on track with the acquisition schedule for the Dynamac Test & Measurement business.

Interest (Expense and Credit costs) net.   Interest expense and credit costs were $117,458 for the six months ended December 31, 2015 and $229,370 for the six months ended December 31, 2016, an increase of $111,912. The higher interest costs in 2016 were primarily the result of increased interest rates on over-advances from the Gerber Loan facility plus approximately $70,000 accrued interest on the Dynamac Loan repayment plan.

Net Income (Loss).   The Company recorded a net loss of ($2,159,941) for the six months ended December 31, 2016, as compared to net loss of $(112,294) for the same period in 2015, an increase in the net loss of ($2,047,647). The decrease was caused by the significant decline in revenues period over period, initial operational costs of $81,259 for Microphase Instruments in 2016 vs $0 in 2015, extra costs relative to the move of our California operations to Connecticut, the $450,000 extension fee amount to extend the Dynamac acquisition payment timetable, and continued extra costs in the “going public” process.

This represents a basic (loss) per common share of $(1.01) for the six months ended December 31, 2016 as compared to a basic (loss) per common share of $(0.07) for the same period in 2015, based upon basic weighted average common shares outstanding of 2,144,623 and 1,618,750 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Through the six months ended December 31, 2016, the Company reported net loss of $2,159,941 and had cash of $39,161. At December 31, 2016, we had an accumulated deficit of $16,099,592. At December 31, 2016, the Company had a working capital deficit of $2,284,879 as compared to a working capital deficit of $2,301,573 as of June 30, 2016, an improvement of $16,694 in the deficit.

Our financial condition raises substantial doubt that we will be able to continue as a “going concern”, and our Independent Registered Public Accounting Firm included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of June 30, 2016 when we had an accumulated deficit of $13,939,651 and a working capital deficit of $2,301,573.

During the six months ended December 31, 2016, the cash from operating activities was $107,271 primarily because of the net loss of ($2,159,941) was offset by depreciation and amortization of $43,744, by non-cash charges related to stock compensation of $531,750, by a non-cash $450,000 Dynamac Contract revision fee and by $5,875 amortization of debt discount. The cash from operating activities was decreased by a decrease in accrued expenses of $204,004 and a decrease in customer deposits of $1,975. The cash from operating activities was increased by the reduction in other current assets of $405,651, by a reduction in accounts receivable of $812,632, the reduction of inventory of $139,479, the increase of accounts payable of $65,207, and the increase of deferred rent of $18,853.

During the six-month period in 2015 the cash from operating activities was $76,841, primarily because of the net loss of $(112,294) was offset by $335,400 of non-cash charges relating to stock compensation. Cash provided by operating activities was also increased due to depreciation and amortization of $46,710, due to a decrease in inventory of $59,236, and to an increase in accrued expenses of $13,180. Cash provided by operating activities was reduced by an increase in accounts receivable of $131,638, a decrease in accounts payable of $128,075, and an increase in amounts due from related parties of $4,500.

Cash (Used In) Investing Activities consisted of deposits on purchases of ($1,000,000), relative to the Dynamac acquisition and its related Amendment for the six month period ended in December 31, 2016, as compared to the purchase of $47,202 of fixed assets during the same six month period in 2015.

The Company has financed its operations in recent years primarily through a debt facility with a financial firm, loans from officers and related parties, and since April 2013 the private placement of common stock to accredited investors.

The Company entered into a revolving credit facility with Gerber Finance, Inc (“Gerber”) in 2012 with a maximum for this line, as amended, of $1,400,000. The outstanding balance as of December 31, 2016 was $739,779 and as of June 30, 2016 was $1,474,129. Under this agreement the Company receives funds based on a borrowing base which consists of various percentages of certain assets. The current interest rate is 7%, and there is an annual facility fee of 1.75%, plus monthly collateral monitoring fees of $1,500 and other fees. As of December 31, 2016 the Company was not in compliance with these financial covenants regarding minimum levels of net worth, net income and subordinated debt. The Company has received a waiver from Gerber regarding these covenants on November 15, 2016 and has been in discussions with Gerber regarding resolving the noncompliance. The Company expects to meet the minimum level of net worth covenant upon completion of the Offering.

Cash from Financing activities totaled $850,666 during the six-month period ending December 31, 2016, primarily from the $734,350 pay down of the borrowings from our line from Gerber, $6,560 payments on equity credit lines and $4,189 payments on extended term arrangements. There was an increase in financing activities from a Note from the State of Connecticut for $300,000, the issuance of common stock for $585,000, proceeds from a loan with Spartan Capital for $634,5000, proceeds of a short-term note and overdraft facility for $53,900 and a Related Party loan of $25,000, less scheduled long term debt payments of $2,635.

Financing activities provided $106,841 during the six month period in 2015, from the increased borrowings of $166,394 from our line from Gerber, reduced by debt service of $18,180 for our equity lines, $12,742 for long term debt, $5,264 capital leases and $3,986 for payments for extended term arrangement, and $18,381 payments to Related Parties.

During the six months ended December 31, 2016, the Company completed a private placement for 144,445 shares issuable to accredited investors in an interim private placement of our common stock pursuant to section 4(2) of the Securities Act of 1933, as amended. Net proceeds of $585,000 were generated for the Company, after deducting $65,000 of placement fees. The terms also provide for 144,445 shares issuable upon exercise of warrants issued in connection with the private placement discussed above at an exercise price of $2.50 per share. Additionally, the Company entered into a one-year agreement for investment banking services which calls for $61,200 of consulting fees to be paid in cash from the proceeds of this placement and $50,000 to be paid in common stock, at the per share value of the Offering, upon completion of the Offering.

In December 2016, the Company also received a loan from a contract consultant of $33,900. Since the loan was initiated through a credit card company, the Company is paying the monthly minimum credit card payments on this balance until it is paid in full. The loan is to be paid back with proceeds of the closing of the earlier of the Offering or an interim financing.

In December 2016, the Company utilized an overdraft credit line at People’s General Bank. The Company utilized the maximum available amount of $20,000 at the end of December 31, 2016.

The terms and conditions of the purchase agreement with Dynamac require semi-annual payments due in February 2017, August 2017 and February 2018 of $550,000, which the Company imputed interest at 7%, its most favorable credit line rate, and as such is valued at $1,520,425. The payment owed to Dynamac in August 2016 had a grace period until October 22, 2016. On November 2, 2016, the Company entered into that certain First Amendment to Purchase Agreement with Dynamac (the “Dynamac Amendment” and, the January Dynamac Agreement, as amended by the Dynamac Amendment, the “Dynamac Transaction”), pursuant to which, among other things, the Company agreed that Dynamac would retain ownership in the Dynamac Assets until the Company has delivered all amounts owed pursuant to the Dynamac Transaction, with such amounts due upon closing of the Offering and the Company to pay such amounts from the proceeds thereof. The Company has accounted for the conditions of ownership being retained by Dynamac until the full balance is paid off (as described in the Form 8K) by removing the Intangible Assets and the Note Payable and treating the two Dynamac payments totaling $1,000,000 as Deposits / Prepayments for the future purchase of Dynamac.

Dynamac agreed that the first installment of such purchase price, in the amount of $559,000 would not be due until November 22, 2016, with subsequent payments due and payable as follows: (i) remaining balance of $1,500,000 shall be due and payable to Dynamac within 10 days of the closing of an initial public offering (“IPO”) of common stock of the Company (the “Offering Payment”); or (ii) if the IPO is delayed or does not close, Instruments shall continue to make the remaining three payments of $550,000 each according to the payment schedule contained in the Dynamac Agreement. As further consideration, the Company issued Dynamac 100,000 shares of restricted common stock of the Company valued at $450,000. Pursuant to the Second Dynamac Amendment dated November 22, 2016, the deadline for the first installment of such purchase price, in the amount of $559,000, was extended until December 9, 2016. Payment of this $559,000 for the first installment of this Second Dynamac Amendment was made in early December 2016.

The amounts owed by the Company pursuant to the related party notes are seven months in arrears.

THE COMPANY HAS MATERIAL TERMED DEBT SERVICE COMMITMENTS AT DECEMBER 31, 2016 AS DISCUSSED IN NOTES 10, 11 & 12 SUMMARIZED AS FOLLOWS:

	RELATED PARTY LOANS	OTHER TERMED DEBT	EQUITY LINES OF CREDIT	SMALL BUSINESS EXPRESS JOB CREATION INCENTIVE LOAN	TOTAL
EFFECTIVE INTEREST RATE as of December 31, 2016	4.1%	5.5%	3.3%	3%

2017	$245,082	$13,714	$38,345	$—	$297,141
2018	84,815	10,552	39,509	26,996	161,872
2019	63,482	9,599	234,879	30,308	338,268
2020	35,100	—	—	31,229	66,329
2021	—	—	—	32,179	32,179
thereafter	—	—	—	179,288	179,288
Total	$428,479	$33,865	$312,733	$300,000	$1,075,077

In October 2016, the Company issued notes for bridge loans for a total $705,000 from accredited investors that generated $634,500 in net proceeds to the Company after deducting $70,500 of placement fees. Additionally, the Company entered into a one-year agreement for investment banking services which calls for $120,000 of consulting fees to be paid in cash from the proceeds of the bridge loans and $90,000 to be paid in common stock, at the per share value of the Initial Public Offering, upon the completion of the Offering. The Company used the proceeds to repay the second installment payment due to Dynamac, per the revised Acquisition schedule listed in the footnote 11.

The terms of this bridge debt are pursuant to note purchase agreements with purchasers that are accredited investors, for notes in the aggregate amount of $705,000, at an interest rate of 10% per annum (the “Notes’), from financing sources identified and placed by Spartan Capital Securities, LLC (“Spartan”) in accordance with a certain Selling Agreement by and between the Company and Spartan on October 13, 2016. Each of the Notes will be repaid as follows: (i) in the event that the Offering closes prior to the first anniversary of the issuance date of such Note, the amount is equal to (A) the entire original principal amount of such Note multiplied by 1.25 plus (B) the interest, if any, accrued quarterly, every 90 days, beginning on the date that is 90 days from the issuance date of such Note on the entire outstanding principal amount, will be due and payable by no later than five days from the date of the Offering; or (ii) in the event that the Offering has not closed prior to the first anniversary of the issuance date of such Note, on such first anniversary of the issuance date of such Note, the amount that is equal to (A) the amount that is equal to the entire original principal amount of such Note multiplied by 1.25. plus, (B) the interest accrued quarterly, every 90 days, beginning on the date that is 90 days from the issuance date of such Note on the entire outstanding principal amount will be due and payable. In the event that the Offering closes on a date that is sooner than 90 days from the issuance date of the Notes, no interest will accrue.

During the three months ended December 31, 2016, the Company issued 100,000 shares of its common stock to Dynamac pursuant to the Dynamac Agreement valued at $450,000. In addition, a total of 70,000 shares of its common stock valued at $315,000 were issued to executives pursuant to revised employment agreements. During that same three month period, the Company also issued 16,667 shares of its common stock to a consultant for services rendered valued at $75,000.

During the six months ended December 31, 2016, the Company completed a private placement for 144,445 shares issuable to accredited investors in an interim private placement of our common stock pursuant to section 4(2) of the Securities Act of 1933, as amended. Net proceeds of $585,000 were generated for the Company, after deducting $65,000 of placement fees. The terms also provide for 144,445 shares issuable upon exercise of warrants issued in connection with the private placement discussed above at an exercise price of $2.50 per share. Additionally, the Company entered into a one-year agreement for investment banking services which calls for $61,200 of consulting fees to be paid in cash from the proceeds of this placement and $50,000 to be paid in common stock, at the per share value of the Offering, upon completion of the Offering.

In December 2016, the Company also received a loan from a contract consultant of $33,900. Since the loan was initiated through a credit card company, the Company is paying the monthly minimum credit card payments on this balance until it is paid in full. The loan is to be paid back with the proceeds of the closing of the earlier of the Offering or an interim financing.

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

The Company plans on continuing financing operations through its debt facility with Gerber Financial, the issuance of debt to management, the settlement of debts for equity, and the sale of common and preferred securities though private placements, until such time it can complete its initial public offering, when and if declared effective, as described in its registration statement and impending amendment(s) on Form S-1, during the third quarter of fiscal 2017. The Company also continues to boost efforts to increase the sales of its traditional RF and DLVA business and anticipates the product growth plan to include the launch of its initial T&M products by the later portion of calendar 2017 implementing the assets acquired from Dynamac in January 2016. Management continues to take steps in fiscal 2017 to contain operating expenses, including a reduction in the number of employees, primarily by consolidating all of its traditional design to manufacture RF and DLVA business into the Shelton, Connecticut location. The Company has expanded its facility in square footage and utility as such to house both our traditional RF and DLVA business, and enable the launch and delivery of its initial T&M products.

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

As of February 1, 2017, we did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended December 31, 2016 the Company issued 21,667 shares of its Common Stock to two Officers and Directors for services, valued at $97,500, which was charged to operations. During the same period, the Company issued 100,000 shares of its common stock to Dynamac pursuant to the Dynamac Agreement. In addition, a total of 70,000 shares of its common stock were issued to top executives pursuant to revised employment agreements. During that same 6 month period, the Company also issued 16,667 shares of its common stock to a consultant for services rendered.

During the six months ended December 31, 2016, the Company completed a private placement for 144,445 shares issuable to accredited investors in an interim private placement of our common stock pursuant to section 4(2) of the Securities Act of 1933, as amended. Net proceeds of $585,000 were generated for the Company, after deducting $65,000 of placement fees. The terms also provide for 144,445 shares issuable upon exercise of warrants issued in connection with the private placement discussed above at an exercise price of $2.50 per share. Additionally, the Company entered into a one year agreement for investment banking services which calls for $61,200 of consulting fees to be paid in cash from the proceeds of this placement and $50,000 to be paid in common stock, at the per share value of the Offering, upon completion of the Offering.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6.	EXHIBITS

EXHIBITS
3.1	Statement of Domestication, filed with the Connecticut Secretary of State and made effective December 9, 2016 (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion, as filed with the Delaware Secretary of State and made effective December 9, 2016 (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, as filed with the Delaware Secretary of State and made effective December 9, 2016 (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on July 28, 2016.)

4.1	Consent, Amendment and Joinder Agreement entered into November 14, 2016, by and between Microphase Corporation, Microphase West LLC, Microphase Instruments, LLC and Gerber Finance Inc. (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on November 22, 2016)

4.2	Waiver of Defaults entered into November 15, 2016 by and between Microphase Corporation, Microphase West LLC, Microphase Instruments, LLC, Necdet Ergul, Ronald Durando and Gerber Finance Inc. (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on November 22, 2016)

4.3	Form Promissory Note (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on December 16, 2016)

10.1	Employment Agreement by and between the Company and James Ashman, dated July 1, 2016 (incorporated herein by reference to the Company’s annual report on Form 10-K filed with the SEC on October 3, 2016)

10.2	Employment Agreement by and between the Company and Michael Ghadaksaz, dated July 1, 2016 (incorporated herein by reference to the Company’s annual report on Form 10-K filed with the SEC on October 3, 2016)

10.3	Modification Agreement between the Company and Brian Kelly, dated June 30, 2016 (incorporated herein by reference to the Company’s annual report on Form 10-K filed with the SEC on October 3, 2016)

10.4	Amendment to Purchase Agreement by and among Microphase Instruments, LLC, Dynamac, Inc. and Microphase Corporation, dated as of November 2, 2016 (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on November 8, 2016)

10.5	Second Amendment to Purchase Agreement by and among Microphase Instruments, LLC, Dynamac, Inc. and Microphase Corporation, dated as of November 22, 2016 (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on November 29, 2016)

10.6	Separation Agreement, dated November 30, 2016, by and between Microphase Corporation and Ronald Durando (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on December 1, 2016)

10.7	Employment Agreement, dated December 1, 2016, by and between Microphase Corporation and Michael Ghadaksaz (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on December 1, 2016)

10.8	Amended and Restated Employment Agreement, dated December 1, 2016, by and between Microphase Corporation and James Ashman (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on December 1, 2016)

10.9	Employment Agreement, dated December 1, 2016, by and between Microphase Corporation and Brian Kelly (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on December 1, 2016)

10.10	Employment Agreement, dated December 1, 2016, by and between Microphase Corporation and Necdet Ergul (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on December 1, 2016)

10.11	Form of Director Agreement (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on December 1, 2016)

10.12	Form of Indemnification Agreement (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on December 1, 2016)

10.13	Form of Note Purchase Agreement (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on December 16, 2016)

10.14	Selling Agreement by and between Microphase Corporation and Spartan Capital Securities, LLC dated October 13, 2016 (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on December 16, 2016)

17.1	Letter of resignation from Necdet Ergul (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on December 1, 2016)

17.2	Letter of resignation from James Ashman (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on December 1, 2016)

17.3	Letter of resignation from Jeffrey Peterson (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on December 1, 2016)

17.4	Letter of resignation from Paul Decoster (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on December 1, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROPHASE CORPORATION

Dated: February 21, 2017	By:	/s/ Necdet Ergul
	Name:	Necdet Ergul
	Title:	Interim Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Ashman
	Name:	James Ashman
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

