Form 10-Q
period 2017-03-31
Microphase Corp
filed 2017-05-22
CIK 1574969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of May 19, 2017, there were 2,436,485 shares outstanding of the registrant’s common stock.

MICROPHASE CORPORATION

MICROPHASE CORPORATION

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$17,723	$81,224
Accounts receivable, net of allowance of $5,000 March 31, 2017 and June 30, 2016	339,705	1,092,482
Inventory	702,724	872,014
Due from related parties	33,295	33,295
Prepaid and other current assets	160,690	63,742
TOTAL CURRENT ASSETS	1,254,137	2,142,757
Property and equipment, net	104,996	158,979
OTHER ASSETS
Cash – restricted	100,000	100,000
Intangible assets	97,111	2,629,170
Marketable securities	676,000	200,000
Deposits on Purchase	1,000,000	-
Deferred offering costs	-	260,000
Other assets-lease deposit	43,479	43,479
TOTAL OTHER ASSETS	1,916,590	3,232,649
TOTAL ASSETS	$3,275,723	$5,534,385
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Credit Facility – Revolving Loan	$902,505	$1,474,129
Accounts payable	792,183	553,331
Accrued expenses	1,253,650	1,134,729
Deferred Revenue & Customer Deposits	73,200	117,800
Notes Payable – Related Parties, current portion	393,282	137,150
Other current obligations	725,856	-
Asset Acquisition Note Payable-current portion	-	975,345
Equity Lines of Credit-current portion	38,376	38,132
Other termed debts – current portion	13,714	13,714
TOTAL CURRENT LIABILITIES	4,192,766	4,444,330
Other termed debts, net of current portion	317,946	26,975
Notes Payable – Related Parties, net of current portion	180,394	257,857
Asset Acquisition Note Payable	-	1,045,080
Equity Lines of Credit, net of current portion	273,387	281,161
Deferred Lease Obligation	104,644	81,189

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
6% cumulative preferred stock, $100 par value, 200,000 shares authorized, designated as series A Convertible Preferred, 15,382 shares issued and outstanding on March 31, 2017 (unaudited) and June 30, 2016, respectively	1,538,200	1,538,200
Common stock, $0.0001 par value, 20,000,000 shares authorized and, 2,436,485 and 2,067,040 shares issued and outstanding at March 31, 2017 (unaudited) and June 30, 2016, respectively	244	207
Additional Paid In Capital	13,449,602	11,799,037
Accumulated Other Comprehensive Income	476,000	–
Accumulated Deficit	(17,257,460)	(13,939,651)
TOTAL STOCKHOLDERS’ DEFICIT	(1,793,414)	(602,207)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,275,723	$5,534,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

Condensed Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
Revenues	$1,065,661	$1,952,817
Cost of Sales	800,989	1,374,194
Gross Profit	264,672	578,623
Selling, General and Administrative Expenses (including non-cash stock related charges of $83,852 and $140,000 for the three months ended March 31, 2017 and 2016. For the 3 months ended March 31, 2017, SG&A included a one-time expense of $430,000 of previously Deferred Offering Costs.)	1,129,174	825,650
Engineering and Research expenses	173,399	258,410
Other Income (Expense)	2,687	(106,857)
Interest (Expense and Credit costs) net	(122,654)	(98,832)
Net Income (Loss) before Income Taxes	(1,157,868)	(711,126)
Income Taxes	-	(5,750)
Net Income (Loss)	$(1,157,868)	$(716,876)

Basic Net income (loss) per share:	$(0.48)	$(0.13)
Diluted Net income (loss) per share:	$(0.48)	$(0.13)

Weighted Average Number of Shares Outstanding:
Basic	2,428,152	1,898,680
Diluted	2,428,152	1,898,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

Condensed Consolidated Statements of Operations

	For the Nine Months Ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
Revenues	$3,582,458	$7,002,891
Cost of Sales	2,629,156	4,136,725
Gross Profit	953,302	2,866,166
Selling, General and Administrative Expenses (including non-cash stock related charges of $615,602 and $475,400 for the nine months ended March 31, 2017 and 2016. For the 9 months ended March 31, 2017, SG&A included a one-time expense of $430,000 of previously Deferred Offering Costs.)	2,925,143	2,596,430
Engineering and Research expenses	572,380	725,874
Other Income (Expense)	(420,513)	(110,625)
Interest (Expense and Credit costs) net	(352,025)	(216,290)
Net Income (Loss) before Income Taxes	(3,316,759)	(783,053)
Income Taxes	(1,050)	(46,117)
Net Income (Loss)	$(3,317,809)	$(829,170)

Basic Net income (loss) per share:	$(1.48)	$(0.16)
Diluted Net income (loss) per share:	$(1.48)	$(0.16)

Weighted Average Number of Shares Outstanding:
Basic	2,242,459	1,710,981
Diluted	2,242,459	1,710,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

	For The Three Months Ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
Net income (loss)	$(1,157,868)	$(716,876)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	130,000	18,000
Total comprehensive income (loss)	$(1,027,868)	$(698,876)

The accompanying notes are an integral part of these condensed consolidated financial statements.

F-4

MICROPHASE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

	For The Nine Months Ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
Net income (loss)	$(3,317,809)	$(829,170)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	476,000	-
Total comprehensive income (loss)	$(2,841,809)	$(829,170)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended March 31, 2017

(Unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock (par value $.0001)		Paid In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Amount

Balance, June 30, 2016	15,382	$1,538,200	2,067,040	$207	$11,799,037	-	$(13,939,651)	$(602,207)

Issuance of common stock and options for services			125,000	13	615,589			615,602

Issuance of Common Stock and warrants in Private Placements, net of $65,000 costs			144,445	14	584,986			585,000

Unrealized gain on marketable securities						476,000		476,000

Issuance of common stock to Dynamac in connection with the Second Amendment to Purchase Agreement dated November 22, 2016			100,000	10	449,990			450,000

Net Loss For the Nine Months Ended March 31, 2017							(3,317,809)	(3,317,809)

Balance, March 31, 2017	15,382	$1,538,200	2,436,485	$244	$13,449,602	$476,000	$(17,257,460)	$(1,793,414)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROPHASE CORPORATION

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
Cash Flow Provided by (Used In) Operating Activities:
Net Loss	$(3,317,809)	$(829,170)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Dynamac Contract Revision Fee	450,000	-
Depreciation and amortization	65,617	70,154
Non-cash charges relating to issuance of common stock for services	615,602	475,400
Amortization of debt discount	11,750	-
Loss on Settlement of Liabilities	-	107,375
Gain on sale of asset	(5,000)	-
Deferred Offering Cost charges	430,000

Changes in assets and liabilities:
Accounts receivable	752,777	210,711
Inventories	169,290	78,571
Other assets	424,802	(17,047)
Deferred Rent	23,455	-
Accounts payable	238,850	141,270
Accrued Expenses	(23,452)	96,788
Customer deposits & deferred revenue	(44,600)	18,300
Due to/from related parties	-	(5,250)
Net cash provided by (Used in) operating activities	$(208,718)	$347,102

Cash Flow Used in Investing Activities:
Purchase of intangible assets	$-	$(459,027)
Deposits on Purchase	(1,000,000)	-
Sale of fixed asset	5,000	-
Purchase of fixed assets	-	(47,202)
Net Cash used in investing activities	$(995,000)	$(506,229)

Cash Flow Provided by (Used in) Financing Activities:
Proceeds from issuance of common stock	$585,000	$-
(Payments) Proceeds from revolving credit facility (net)	(571,624)	163,604
Proceeds from short term notes, net of placement fees of $70,500	634,500	-
Proceeds from Overdraft Facility & Other Notes	53,900	-
Payments of equity lines of credit	(7,530)	(27,579)
Payments of long-term debt	(13,528)	(11,329)
Proceeds from DECD loan	300,000	-
Payments of capital lease obligations	-	(10,695)
Advances from related parties	165,000	25,000
Payments to Related Parties	-	(27,320)
Payments of extended term arrangement	(5,501)	(5,978)
Net cash provided by financing activities	$1,140,217	$105,703
Net decrease in cash	$(63,501)	$(53,424)
CASH, beginning of period	$81,224	$127,093
CASH, end of period	$17,723	$73,669

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related disclosures for the year ended June 30, 2016 which was filed with the Securities & Exchange Commission on form 10K on October 3, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ending March 31, 2017 are not necessarily indicative of the results that may be expected for a full fiscal year. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries which include (1) Microphase West LLC, for all periods presented herein (albeit the operations of this subsidiary were moved into our Shelton, Connecticut facility), and (2) Microphase Instruments LLC, since October 23, 2015. All intercompany accounts and transactions have been eliminated.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $13,939,651 and a total stockholders’ deficit of $602,207. As of March 31, 2017, we had an accumulated deficit of $17,257,460 and a total stockholders’ deficit of $1,793,414. A significant amount of capital will be necessary to sustain, grow and advance our business and these conditions raise substantial doubt about our ability to continue as a going concern, as expressed in the report of our Independent Registered Public Accounting Firm for the year ended June 30, 2016.

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

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - ( continued )

OTHER LONG LIVED ASSETS — The Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company assesses these assets for impairment based on their future cash flows. Management has determined that there was no impairment charge to be recorded for the nine months ended March 31, 2017.

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

GRANT INCOME — During the nine months ended March 31, 2017 the Company was awarded and received the proceeds of a Small Business Express Matching Grant in an amount of $100,000 from the state of Connecticut in connection with the move of our California operation to Connecticut and with the development of the T & M products to be acquired. State grant funding requires a dollar for dollar match on behalf of the Company, which the Company’s obligation was considered funded in full prior to the Grant award. During the nine months ended March 31, 2017 the Company recorded $26,800 as a reduction in Selling, General & Administrative expenses for qualified expenditures incurred in the period and at March 31, 2017 has included $73,200 in deferred revenue. Qualified expenditures for capital assets will be recognized as income over the life of the assets based upon the amortization or depreciation of any capitalized assets acquired with grant funds.

DEFERRED OFFERING COSTS — At March 31, 2017, the Company has $0 in deferred offering costs directly associated with its impending initial public offering. Due to a delayed IPO process beyond 90 days, the Company expensed the previously deferred offering costs of $430,000, as of March 31, 2017. At June 30, 2016, the Company had $260,000 in deferred costs.

RECLASSIFICATIONS — Certain prior year amounts have been reclassified in our Condensed Consolidated Financial Statements to conform to current year classifications

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - ( continued )

EARNINGS (LOSS) PER SHARE — Basic earnings (loss) per share (“EPS”) is determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities (such as stock options, preferred stock and convertible securities) outstanding under the treasury stock method. As of March 31, 2017 we have outstanding (i) options to purchase 75,000 shares, (ii) 15,382 shares of preferred stock convertible into 341,823 shares, and (iii) $637,027 of debts (related party loans and accrued wages) to related parties convertible into 141,562 shares of our Common stock. In periods reporting a loss the inclusion of warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share and have been omitted in such computation.

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

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - ( continued )

ASU 2014-15 — Presentation of Financial Statements Going Concern (Subtopic 20540): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern to be effective for Annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016; which for us would be the third and fourth quarters of our fiscal 2018 and although early adoption is permitted for this standard, the Company has yet to adopt this standard.

ASU 2016-09 — In March 2016, the FASB issued an accounting standards update making final targeted amendments to the accounting for employee share-based payments. These amendments will require entities to recognize the income tax effects of awards when the awards vest or are settled, will change an employer’s accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and will require entities to elect whether to account for forfeitures of share-based payments by either recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited as is currently required. The required method of adoption varies by amendment. This accounting standards update is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which for us is our first quarter of fiscal 2019. Early adoption is permitted in any annual or interim period, but all of the guidance is required to be adopted in the same period and any adjustments must be reflected as of the beginning of the fiscal year. We are currently evaluating the impact this accounting standards update will have on our financial position, results of operations and cash flows.

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

NOTE 2 — SUPPLEMENTAL CASH FLOW INFORMATION

	For the nine months ended
	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Statement of Operation Information:
Cash paid for income taxes	$1,850	$46,367
Interest Paid	$293,223	$192,872

Non Cash Investing and Financing Activities:
Assets acquired with debt financing	-	1,720,425
Conversion of $252,815 of unpaid compensation into 56,184 shares of common stock with beneficial conversion feature interest of $84,272	-	337,086
Conversion of $69,310 of related party loans, including $39,366 accrued interest thereon, into 15,400 shares of common stock with beneficial conversion feature interest of $23,103	-	92,414
Conversion of 11,516 shares of preferred stock into 85,637 shares of common stock	$-	$1,156,100

NOTE 3 — INVENTORIES

Inventories consist of the following:

	March 31	June 30,
	2017	2016
	Amount	Amount
	(unaudited)
Raw materials	$405,879	$423,670
Work-in-process	333,845	485,344
Reserve	(37,000)	(37,000)
Total	$702,724	$872,014

In August 2016, Microphase West operations were transferred to the Shelton Connecticut plant. As of March 31, 2017 Microphase West inventory was combined with the Shelton Connecticut inventory. The inventory reserves were similarly combined to equal $37,000 for March 31, 2017.

NOTE 4 — PROPERTY AND EQUIPMENT:

Property and equipment was comprised of the following:

	March 31	June 30,
	2017	2016
	Amount	Amount
	(unaudited)
Leasehold Improvements	$40,288	$40,288
Computers, machinery & equipment	3,210,147	3,210,147
Furniture and fixtures	122,350	122,350
Transportation equipment	26,527	40,438
Property held under capital leases	56,013	56,013
	3,455,325	3,469,236
Less: accumulated depreciation and amortization	(3,350,329)	(3,310,257)
Total	$104,996	$158,979

Depreciation expense was $17,994 and $19,566 during the three months ended March 31, 2017 and 2016, respectively.

Depreciation expense was $53,983 and $58,521 during the nine months ended March 31, 2017 and 2016, respectively.

NOTE 5 — PREPAID AND OTHER CURRENT ASSETS:

Prepaid and Other Current Assets were comprised of the following:

	March 31,	June 30,
	2017	2016
	(unaudited)
Consulting fees Spartan	$80,000	$-
Other Current Assets	80,690	63,742
Total	$160,690	$63,742

See also “Bridge notes” discussed in Note 9 (OTHER CURRENT OBLIGATIONS)

NOTE 6 — ACCRUED EXPENSES:

Accrued expenses were comprised of the following:

	March 31,	June 30,
	2017	2016
	(unaudited)
Salaries, wages and other compensation, including $63,352 to a former officer and director at March 31, 2017 and June 30, 2016	$425,680	$470,273
Royalties	150,386	146,449
Professional fees	462,500	372,500
Commissions	37,936	37,936
Interest	92,268	47,144
Other miscellaneous accruals	84,880	60,427
	$1,253,650	$1,134,729

401 (K) Employee Benefit Plan:

The Company sponsors a 401(K) plan for all eligible employees. Employee contributions are based on a percentage of compensation. Employer contributions for both matching and profit sharing are discretionary and determined annually by management.

Deferred Lease Obligation

At March 31, 2017 the Company has $104,644 of deferred lease obligation associated with the amendment in May of 2016 for its long term lease on the Shelton, Connecticut facility.

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

The Company has long term debt with fixed interest rates, the carrying amount of which may be different from fair value as of March 31, 2017 and June 30, 2016. The Company decided that it is not practical to estimate the fair value of these financial instruments on the basis that they are held-to-maturity debts which have no immediately available market information on the fair value and the cost of making assumptions and applying estimation methodologies to assess the fair value estimates exceeds the benefit. Information pertinent to estimating the fair value such as carrying amount, effective interest rate, maturity and repayment term are disclosed in Notes 8, 9, and 10.

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

Marketable securities, classified as available-for-sale securities, are measured at fair market value (Level 1) on a recurring basis. As of March 31, 2017 these amounted to $676,000.

NOTE 8 — REVOLVING CREDIT LINE

March 31, 2017	June 30, 2016
(unaudited)

The Company entered into a revolving loan agreement with Gerber Finance, Inc. (Gerber) in February of 2012 for a maximum of $1,500,000, which was amended to $1,150,000 in November of 2013, and then to $1,400,000 in September 2015.  Under this agreement, the Company can receive funds based on a borrowing base, which consists of various percentages of accounts receivable, inventories, a restricted cash account held by Gerber, and equipment. In connection with this agreement, the Company is subject to an annual facility fee (1.75%) on each anniversary, monthly collateral monitoring fees of $1,500 and other fees. Since September 30, 2016, this line has a limit of $1,400,000 and the interest is currently at the base rate of 7.25%. For the months of March through September 2016, we incurred an additional 2.5% interest charge per month on over-advance amounts that exceeded the collateral borrowing base and briefly (less than one week) a separate additional charge of 2.5% for exceeding the limit of $1,400,000 in June 2016. This excess utilization was eliminated in early July 2016.

$902,505	$1,474,129

The interest expense for the three months ended March 31, 2017 and 2016, respectively, was $37,344 and $47,361, and the fees for the same period ended March 31, 2017 and 2016 were $10,625 and $11,332. The interest expense for the nine months ended March 31, 2017 and 2016, respectively, was $124,077 and $104,849, and the fees for the same period ended March 31, 2017 and 2016 were $31,875 and $31,109. The effective annualized interest rate for the nine months ended March 31, 2017 was 19.40% and for same nine months in 2016 was 11.72%.

There are financial covenants set forth in the Gerber agreement of February 3, 2012 and as amended on February 24, 2012. As of March 31, 2017 the Company was not in compliance with three financial covenants regarding minimum levels of net worth, net income and subordinated debt. The Company received a waiver from Gerber regarding these covenants on November 15, 2016.

Approximate Value of collateral at balance sheet dates —

	March 31, 2017	June 30, 2016
	(unaudited)
Inventories	$702,724	$872,014
Accounts Receivable	339,705	1,092,482
Total	$1,042,429	$1,964,496

NOTE 9 — OTHER CURRENT OBLIGATIONS

BRIDGE NOTES

In October 2016, the Company issued notes for bridge loans for a total $705,000 from accredited investors that generated $634,500 in net proceeds to the Company after deducting $70,500 of placement fees to our selling agent, Spartan Capital Securities, LLC (“Spartan”). Concurrently, the Company entered into a one year agreement with Spartan for investment banking services which provided for: (1) $120,000 of consulting fees that were paid in cash from the proceeds of the bridge loans; and (2) $90,000 payable to the agent in shares of our common stock upon completion of the Offering, at the per share value of the Initial Public Offering. The Company used the proceeds to pay the second installment payment due to Dynamac, per the revised Acquisition schedule discussed in footnote 11. The Company charged operations $23,795 for interest on these notes during the nine months ended March 31, 2017.

The terms of this bridge debt are pursuant to note purchase agreements with purchasers that are accredited investors, for notes in the aggregate amount of $705,000, at an interest rate of 10% per annum (The “Notes’), from financing sources identified and placed by Spartan Capital Securities, LLC (“Spartan”) in accordance with a certain Selling Agreement by and between the Company and Spartan dated October 13, 2016. Each of the Notes will be repaid as follows: (i) in the event that the public offering of the Company’s securities that is contemplated pursuant to a registration statement on Form S-1 filed with the SEC on July 28, 2016 (the “Offering”) closes prior to the first anniversary of the issuance date of such Note, the amount is equal to (A) the entire original principal amount of such Note multiplied by 1.25 plus (B) the interest, if any, accrued quarterly, every 90 days, beginning on the date that is 90 days from the issuance date of such Note on the entire outstanding principal amount, will be due and payable by no later than five days from the date of the Offering; or (ii) in the event that the Offering has not closed prior to the first anniversary of the issuance date of such Note, on such first anniversary of the issuance date of such Note, the amount that is equal to (A) the amount that is equal to the entire original principal amount of such Note multiplied by 1.25. plus, (B) the interest accrued quarterly, every 90 days, beginning on the date that is 90 days from the issuance date of such Note on the entire outstanding principal amount will be due and payable. In the event that the Offering closes on a date that is sooner than 90 days from the issuance date of the Notes, no interest will accrue.

PRIVATE LOAN

In December 2016, the Company also received a loan from a contract consultant of $33,900. The loan was initiated through a credit card company, and the Company is paying the monthly minimum credit card payments on this balance until it is paid in full. The loan is to be paid back from the proceeds of the closing of the earlier of the Offering or an interim financing. $717 in fees relating to this transaction were added to the principal balance in December 2016, and subsequently in March 2017 a payment of $10,000 was made on this loan. As of March 31, 2017, the balance was $24,617.

OVERDRAFT CREDIT LINE

In December 2016, the Company utilized a $20,000 overdraft credit line at People’s General Bank with an annual interest rate of 15%. As of March 31, 2017, the balance of that overdraft credit line was $19,444. The Company charged operations $681 for interest on this credit line during the nine months ended March 31, 2017.

NOTE 10 — EQUITY LINES OF CREDIT & OTHER TERMED DEBTS:

EQUITY LINES OF CREDIT:

The Company had previously guaranteed the payment under the terms of an assumption agreement, as amended, of an Equity Line of Credit with Wells Fargo Bank totaling up to $250,000, the proceeds of which the Company received from a concurrent loan from Edson Realty Inc. which was a related party-owned realty holding company at the time the credit line was funded on August 15, 2008. As of June 30, 2016, this first line of credit had $250,000 available, secured by residential real estate owned by a former COO of the Company, of which $218,290 was outstanding, with an interest rate of 3.35%. As of March 31, 2017, this line of credit has $250,000 available, of which $216,303 is outstanding, with an interest rate of 3.35%.

The Company charged operations $1,822 and $1,884 for interest on this line of credit in the three months ended March 31, 2017 and 2016, respectively. The Company charged operations $5,491 and $5,743 for interest on this line of credit in the nine months ended March 31, 2017 and 2016, respectively.

Effective June 30, 2014, the Company also has guaranteed to the CEO at the time, under the terms of an assumption agreement, as amended, the repayment of a second Equity Line of Credit with Wells Fargo Bank. The Company received working capital loans from the CEO which were from funds drawn against this Equity Line of Credit. As of June 30, 2016 the second line of credit had $150,000 available, secured by the CEO’s principal residence, of which $101,003 was outstanding, with an interest rate of 3.0%. As of March 31, 2017, this line of credit has $150,000 available, of which $95,460 is outstanding, with an interest rate of 3.00%.

The Company charged operations $726 and $813 for interest on this line of credit in the three months ended March 31, 2017 and 2016, respectively. The Company charged operations $2,224 and $2,575 for interest on this line of credit in the nine months ended March 31, 2017 and 2016, respectively.

NOTE 10 — EQUITY LINES OF CREDIT & OTHER TERMED DEBTS:  - ( continued )

Other termed debts consist of: (i) Long-term Debt & (ii) Extended Payment Arrangements.

Long-term Debt:

	March 31, 2017	June 30, 2016
	(unaudited)
Ford Credit Company:
Payable in monthly payments of $499, including interest at 4.90% through April, 2019 secured by transportation equipment.	$12,295	$15,823

Total	$12,295	$15,823
Less: current portion	(5,336)	(5,336))
Long-term portion	$6,959	$10,487

The Company charged operations $169 and $220 in interest for these loans for the three months ended March 31, 2017 and 2016, respectively. The Company charged operations $468 and $707 in interest for these loans for the nine months ended March 31, 2017 and 2016, respectively.

Extended Payment arrangements:

The Company is responsible for paying a former employee, disability benefits under a prior self-insured plan, through April, 2019. The plan requires monthly payments until the participant attains age 65. Interest has been imputed on this obligation at 5%.

	March 31, 2017	June 30, 2016
	(unaudited)
Total of extended disability benefits	$20,436	$26,721
Less: amount representing interest	(1,071)	(1,855))
Present value of disability benefits	19,365	24,866
Less: current portion	(8,378)	(8,378))
Long-term portion	$10,987	$16,488

Interest expense charged to operations for the extended disability payments was $255 and $353 for the three months ended March 31, 2017 and 2016, respectively. Interest expense charged to operations for the extended disability payments was $834 and $1,133 for the nine months ended March 31, 2017 and 2016, respectively.

Small Business Express Job Creation Incentive loan:	March 31, 2017	June 30, 2016
	(unaudited)
State of Connecticut Small Business Express Program loan, funded August 2016, initial amount of $300,000 at an interest rate of 3.0% for a term of 10 years. Principal and interest payments are deferred for the first year of the loan.	$300,000	$-
Total	$300,000	$-
Less: current portion	-	-
Long-term portion	$300,000	$-

Summary totals for Other termed debts consist of: (i) Long-term Debt & (ii) Extended Payment Arrangements.

	March 31, 2017	June 30, 2016
	(unaudited)

Total minimum long term debt & extended disability payments	$331,660	$40,689
Less: current portion	(13,714)	(13,714))
Long-term portion	$317,946	$26,975

NOTE 11 — ACQUIRED INTANGIBLE ASSETS & PREPAYMENTS FOR FUTURE ACQUISITION:

The Company acquired certain assets including specific inventory and fixed assets from a RF products manufacturer, Microsemi Corp-RF Integrated Solutions (“Microsemi”), which had eliminated providing certain RF products similar to that of the Company for approximately 10 customers. The acquisition was pursuant to a contract, originally dated March 27, 2013, which provided for a $100,000 down payment and a note payable for $650,000, with payments through December, 2014 as amended. The total purchase price of $750,000 was allocated to tangible assets inventory and fixed assets associated with these specific RF services, and $155,277 intangible assets consisting of a customer list, non-compete clause and an exclusive license. The Contract also provided for 5% royalty on certain RF products.

On August 8, 2014 the Company initially signed a strategic partnership agreement with Dynamac, Inc. to develop, manufacture and market a portfolio of low cost RF/Microwave and Millimeter-wave calibrated test probes and related universal test platforms.

On January 21, 2016, Microphase Instruments LLC, a subsidiary of Microphase Corporation (the “Company”) entered into a Purchase Agreement (the “Agreement”) with Dynamac, Inc. (the “Seller”), pursuant to which the Company agreed to acquire all the assets of a line of proprietary RF and microwave test and measurement products, as well as related intellectual property (the “Dynamac Assets”).

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

Microsemi

The Exclusive License associated with the Microsemi Inc. (“Microsemi”) asset acquisition was valued at $56,861, was ascribed a perpetual life and is subject to evaluation annually for impairment. Management has determined that there was no impairment charge to be recorded for the nine months ended March 31, 2017 and 2016. Customer Lists and Non-Compete agreements associated with the Microsemi asset acquisition were ascribed useful lives of 7 and 5 years respectively. The consideration paid for this portion of business was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We assigned $155,277 to identifiable intangible assets, which consist of a customer list, non-compete clause and an exclusive license. The acquired intangible assets will be amortized over their estimated lives, which range from 5 to 10 years, primarily using accelerated amortization methods based on the cash flow streams used to value those assets. The exclusive license has a contractual indefinite life and is reviewed annually for impairment. There was no excess of the purchase price over the estimated fair value of the net assets acquired and as such no goodwill was recorded. Amortization expense recorded for these intangible assets was $3,878 and $3,878 for the three months ended March 31, 2017 and 2016, respectively. Amortization expense recorded for these intangible assets was $11,634 and $11,634 for the nine months ended March 31, 2017 and 2016, respectively.

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

As of March 31, 2017, two prepayments have been made totaling $1,000,000 (plus $59,000 interest) for the future acquisition of Dynamac’s Test & Measurement business. Three remaining payments are due of $550,000 each by February 22, 2017, August 22, 2017, and February 22, 2018. In February 2017, a three month extension was granted on the required payment of $550,000 due February 22, 2017 and pursuant to a further extension, such payment together with $10,000 in late fees is now due by June 2, 2017. Failure to make any of the remaining payments could result in the loss of the transaction and all payments made previously.

Our Acquisitions have resulted in the following Asset allocation:

	March 31	June 30,
	2017	2016
	(unaudited)
Intellectual Property	$-	$2,520,425
Customer List	73,017	73,017
Non-Compete Clause	25,399	25,399
Exclusive License	56,861	56,861
Total	155,277	2,675,702
Accumulated Amortization	(58,166)	(46,532))
Net Total	$97,111	$2,629,170

Asset Acquisition Note Payable is comprised of the following:

	March 31,	June 30,
	2017	2016
	(unaudited)
Asset Acquisition Note Payable-current portion
- Dynamac agreement – net of debt discount	$-	$975,345
Asset Acquisition Note Payable, net of current portion
- Dynamac agreement – net of debt discount	-	1,045,080
Total Asset acquisition note payable	$-	$2,020,425

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

On November 2, 2016, the Company entered into a First Amendment to Purchase Agreement with Dynamac (the “Dynamac Amendment”, and the January Dynamac Agreement, as amended by the Dynamac Amendment, the “Dynamac Transaction”), pursuant to which, among other things, the Company agreed that Dynamac would retain ownership in the Dynamac Assets until the Company has delivered all amounts owed pursuant to the Dynamac Transaction, with such amounts due within 10 days of the closing of the Offering and the Company to pay such amounts from the proceeds thereof. The Company has accounted for the conditions of ownership being retained by Dynamac until the full balance is paid off (as described in the Form 8K) by removing the Intangible Assets and the Note Payable and treating the two Dynamac payments totaling $1,000,000 as Deposits / Prepayments for the future purchase of Dynamac.

Dynamac agreed that the first installment of such purchase price, in the amount of $559,000 would not be due until November 22, 2016, with subsequent payments due and payable as follows: (i) remaining balance of $1,500,000 shall be due and payable to Dynamac within 10 days of the closing of an initial public offering (“IPO”) of common stock of the Company (the “Offering Payment”); or (ii) if the IPO is delayed or does not close, Instruments shall continue to make the remaining three payments of $550,000 each according to the payment schedule contained in the Dynamac Agreement. As further consideration, the Company issued Dynamac 100,000 shares of restricted common stock of the Company valued at $450,000. Pursuant to the Second Dynamac Amendment dated November 22, 2016, the deadline for the first installment of such purchase price, in the amount of $559,000, was extended until December 9, 2016. Payment of this $559,000 for the first installment of this Second Dynamac Amendment was made in early December 2016. Three remaining payments are due of $550,000 each by February 22, 2017, August 22, 2017, and February 22, 2018. In February 2017, the Company and Dynamac agreed to a three month extension for the $550,000 payment originally due February 22, 2017, and pursuant to a further extension, such payment together with $10,000 in late fees is now due by June 2, 2017.

NOTE 12 — RELATED PARTY TRANSACTIONS:

The Company had activities with related parties during the fiscal years 2016 and 2015. The Company sublet office space until March 31, 2015 and a vehicle in fiscal 2015 to mPhase Technologies, Inc. (“mPhase’). In fiscal 2016, the rent recorded was $0 for the office space and $9,000 for the vehicle. At March 31, 2017, there was no cost for the vehicle. At March 31, 2017 and June 30, 2016, mPhase owed the Company $33,295.

Notes Payable — Related Parties:

	March 31, 2017	June 30, 2016
	(unaudited)
Officer:
Note payable to the interim CEO / past President for a loan during the 2nd quarter FY 2017, payable in 24 months, at 3% annual rate. During the three months ended March 31, 2017, the interim CEO loaned an additional $45,000. The exact terms of both loans now are being worked on.	$70,703
Former Employee:
A former employee and past Officer over the last quarter loaned several amounts at different times totaling $90,000. We have set the interest rate at 3%, and the exact terms of the loan are being worked on.	90,438
Note payable to a Note Holder formerly employed by the Company, payable in monthly payments of $7,600 as revised in November 2015, with interest at 6% until paid in full. This Note Holder subordinated his debt to the revolving line discussed in Note 7, in February 2012, and converted $170,000 of his debt into 37,778 shares of common stock during the Fiscal year ended June 30, 2015. During FY 2016, the Company has sought to revise the payment schedule with the Note Holder, and to date the parties have not agreed to a revised repayment schedule and the note is in arrears. In May 2016, this lender initiated a Notice of Default and Demand for Payment, and in July 2016 the Note Holder initiated litigation to collect this debt in full. While the Company still seeks a mutually agreeable settlement, the Company believes this debt will be settled for an amount substantially the same as recorded in the financial statement.	$159,432	152,434
Stockholders:
Two notes previously payable to individuals with monthly payments of $2,715 and $2,750 as revised, including interest at 6% through September 2017. In January 2016, these two notes and loan amortization schedules were revised with monthly payments of $910 and $980 respectively, including interest at 3% through August 2019. The monthly payment amounts increase by $130 and $140 every 4 months, per the revised schedule.	$121,462	118,762
Other Related Parties:
Previously payable to this individual in monthly payments of $875 as revised, including interest at 6% through September 2017. In January 2016, this note and loan amortization schedule was revised with a monthly payment of $280, including interest at 3% through August 2019. The monthly payment amount increases by $40 every 4 months, per the revised schedule. This individual advanced an additional $5,000 during the quarter.	$24,196	18,754
Two notes previously payable to two individuals with identical monthly payments of $2,425 each as revised, including interest at 6% through April 2017. In January 2016, these two notes and loan amortization schedules were revised with monthly payments of $840 each, including interest at 3% through August 2019. The monthly payment amount increases by $120 every 4 months, per the revised schedule.	$107,444	105,057
Total	$573,675	$395,007
Less: current portion	(393,282)	(137,150)
Long-term portion	$180,394	$257,857

The Company and the note holders (except for the former employee as discussed above) have agreed to revised repayment schedules for 42 months commencing December 2015. As of March 31, 2017, the Company was in arrears on ten payments of the revised repayment schedules for each of the note holders.

The Company charged operations $5,198 and $3,014 for interest on these loans for the three months ended March 31, 2017 and 2016, respectively. The Company charged operations $13,669 and $15,777 for interest on these loans for the nine months ended March 31, 2017 and 2016, respectively.

NOTE 13 — STOCKHOLDERS’ EQUITY:

On December 5, 2016, there was a Special meeting of Stockholders whereby the stockholders approved (1) the change of the Company’s state of incorporation from Connecticut to Delaware and (2) a one-for-three reverse stock split of the original stock, with a new capitalization structure. Pursuant to the Company’s proposed reincorporation in the State of Delaware, the Company is authorized by its Certificate of Incorporation to issue an aggregate of 22,000,000 shares, of which 20,000,000 are for shares of common stock, $0.0001 par value per share, 200,000 are for shares of preferred stock, par value $100 per share, all of which have been designated as Series A Convertible Stock and 1,800,000 are for shares of “blank check” preferred stock, having such designations, rights and preferences as the Board of Directors may determine, in its sole discretion, from to time. As of March 31, 2017, 2,436,485 shares of Common Stock and 15,382 shares of Preferred Stock were issued and outstanding, respectively.

Common Stock

During the three months ended March 31, 2016, the Company issued 23,333 common shares to two officers and the consultant GM for services, valued at $140,000, which was charged to operations in the quarter ending March 31, 2016.

During the three months ended March 31, 2017, the Company issued 16,667 shares of its common stock to a consultant for services rendered, valued at $75,000. For the nine months ended March 31, 2017, the Company issued 33,333 shares of its common stock to this consultant for final services rendered, valued at $150,000, and the Company also issued 91,667 shares to two officers and the consultant GM for services rendered, valued at $412,500.

During the nine months ended March 31, 2016, the Company issued no shares of its common stock in private placements.

During the nine months ended March 31, 2017, the Company completed a private placement for 144,445 shares issuable to accredited investors in an interim private placement of our common stock pursuant to section 4(2) of the Securities Act of 1933, as amended. Net proceeds of $585,000 were generated for the Company, after deducting $65,000 of placement fees. The terms also provide for 144,445 shares issuable upon exercise of warrants issued in connection with the private placement discussed above at an exercise price of $2.50 per share. Additionally, the Company entered into a one year agreement for investment banking services which calls for $61,200 of consulting fees to be paid in cash from the proceeds of this placement and $50,000 to be paid in common stock, at the per share value of the Offering, upon completion of the Offering.

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

As of March 31, 2017, 15,382 shares of Preferred Stock are outstanding and cumulative undeclared dividends on preferred stock are $313,576.

Reserved Shares

Stock Options

The Board approved the implementation of a stock option plan in January 2015, for which the Company did not seek ratification by the shareholders, reserving 250,000 shares of Common Stock for this plan; however, such plan has not yet been set forth in a formal document adopted by the board. During the year ended June 30, 2016 the Company granted options, as part of this plan, to an Officer and Director for services to purchase 75,000 shares of Common Stock, with an exercise price of $2.00, with a term of 7 years, and which rights vest over the next three years as follows; 25,000 shares were exercisable immediately and 25,000 shares vest each October 1 of 2016 and 2017. The total value of these options was estimated to be $106,200 using the Black Scholes method, based on an assumed volatility of 112.5% and an interest rate of .09%. $53,102 and $35,400 was charged to operations in the nine months ending March 31, 2017 and 2016, deferring the balance of which $17,698 will be charged pro-rata on a monthly basis.

Director Compensation

As of December 31, 2016, additional options were authorized to be granted to 3 new directors of the Board. The Company has committed to compensate to each of the three new Directors of the Board up to $25,000 in stock ($6,250 per quarter) and $25,000 in options ($6,250 per quarter) for their services for the year. As of March 31, 2017, the exact details of the transition of the new Board and their compensation packages are still being worked on.

Series A Preferred Shares currently convertible

As of March 31, 2017, 15,382 preferred shares were outstanding and cumulative undeclared dividends on preferred stock were $313,576. The preferred shares are convertible into 341,823 shares of the Company’s common stock at $4.50, and the dividends, if declared, are convertible into 69,684 common shares stock also at $4.50, until such time the Company’s common stock begins trading.

Certain Debts currently convertible

As of March 31, 2017, $573,675 of loans from related parties and $63,352 of unpaid compensation are convertible into 127,484 and 14,078 shares of the Company’s common stock at $4.50, respectively, until such time the Company’s common stock begins trading.

NOTE 14 — MAJOR CUSTOMERS AND SEGMENTS:

The Company recorded sales of $770,196 and $1,369,084 with three and four customers for the three months ended March 31. 2017 and 2016 respectively. These customers represent 72% and 70% of sales for the three months ended March 31, 2017 and 2016. At March 31, 2017, those three customers owed the Company $169,011.

The Company recorded sales of $2,155,541 and $3,841,987 with four and three customers for the nine months ended March 31, 2017 and 2016 respectively. These customers represent 61% and 55% of sales for the nine months ended March 31, 2017 and 2016. At March 31, 2017, those four customers owed the Company $169,011.

Sales to U.S. customers represented 53% and 93% of sales for the three months ended March 31, 2017 and 2016, respectively. Sales to U.S. customers represented 76% and 86% of sales for the nine months ended March 31, 2017 and 2016, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES:

The Company moved to Shelton, Connecticut on April 21, 2015, to a facility with 15,000 square feet with monthly rent of $15,000, for a 7-year term with annual escalations of 3%. In December 2015 the Company committed to rent additional space in connection with the acquisition of the Dynamac proprietary line. In June 2016 the monthly rent became $18,400 and in August 2016 $24,740. The total commitment on this lease for remaining 6 months of fiscal year 2017 is approximately $148,442. The Company has received notice from the landlord that the Company is currently in default under such lease. A restructured plan to catch-up on the rent has been arranged with the landlord, and the Company is currently on track with that plan.

The Company leases 3 vehicles under operating leases expiring in 2016 through 2018. As of March 31, 2017 the future minimum rental payments for fiscal 2017 are $6,003.

5 year Shelton Facility lease and Car lease schedules as of March 31, 2017:

Fiscal year	Shelton Facility Lease	Car leases	Total

2017	$74,221	$6,003	$80,224
2018	304,989	10,394	315,383
2019	314,051	-	314,051
2020	323,351	-	323,351
2021	332,890	-	332,890
Thereafter	708,362	-	708,362
Total	$2,057,864	$16,397	$2,074,261

THE COMPANY HAS MATERIAL TERMED DEBT SERVICE COMMITMENTS AT March 31, 2017 AS DISCUSSED IN NOTES 10, 11 & 12 SUMMARIZED AS FOLLOWS:

	RELATED PARTY LOANS	OTHER TERMED DEBT	EQUITY LINES OF CREDIT	SMALL BUSINESS EXPRESS JOB CREATION INCENTIVE LOAN	TOTAL
EFFECTIVE INTEREST RATE as of March 31, 2017	4.1%	5.5%	3.3%	3%

2017	$390,278	$11,509	$37,375	$-	$439,162
2018	84,815	10,552	39,509	26,996	161,872
2019	63,482	9,599	234,879	30,308	338,268
2020	35,100	-	-	31,229	66,329
2021	-	-	-	32,179	32,179
thereafter	-	-	-	179,288	179,288
Total	$573,675	$31,660	$311,763	$300,000	$1,217,098

NOTE 15 — COMMITMENTS AND CONTINGENCIES:- ( continued )

Employment and Consultant Contracts:

The Company had previously entered into employment contracts with two officers through 2015 that provided for a stated salary of $250,000 per year, plus company benefits. These contracts were subject to other items and included a non-compete covenant. In Fiscal 2015 the Company entered into updated three year employment agreements with these two employees, one as an officer, currently the Company’s President, and one as a strategic consultant upon his resignation as an officer and director. These updated contracts include base compensation of $225,000 per year plus company benefits, severance provisions and non-competition covenants for both individuals. As of March 31, 2017 and June 30, 2016, the Company owed $63,352 and $80,000 to these individuals, respectively.

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

As of March 31, 2017, two prepayments have been made totaling $1,000,000 (plus $59,000 interest) for the future acquisition of Dynamac’s Test & Measurement business. Three remaining payments are due of $550,000 each by February 22, 2107, August 22, 2017, and February 22, 2018. In February 2017, a three month extension was granted on the required payment of $550,000 due February 22, 2017 and pursuant to a further extension, such payment together with $10,000 in late fees is now due by June 2, 2017. Failure to make any of the remaining payments could result in the loss of the transaction and all payments made previously.

The Company has committed to compensate to each of the three new Directors of the Board $25,000 in stock ($6,250 per quarter) and $25,000 in options ($6,250 per quarter) for their services for the year. As of March 31, 2017, the exact details of the transition of the new Board and their compensation packages are still being worked on.

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

Starting in January 2017, in order to reduce payroll costs, the Company arranged with the State of Connecticut a work furlough program for selected employees. By doing this, staff could take off a day or two each week without pay from the Company, if their job could allow for it, and the state would compensate them for that unemployment time off. The State of Connecticut allows for such a cost savings plan for up to 6 months.

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

NOTE 16 — SUBSEQUENT EVENTS:

On April 28, 2017, the Board appointed Mr. Necdet Ergul and Mr. Jay Biderman as members of the Board, by unanimous written consent, effective immediately. Mr. Biderman is a CPA with tax and accounting experience. Mr. Ergul is the founder of the Company, previously served on the Board, and is currently interim CEO.

On April 28, 2017, Mr. Fernando Fernandez, Mr. Bill White, and Mr. Frank Russomanno resigned as members of the Board of Directors of Microphase Corporation, effective immediately. The resignations are not the result of any disagreements with the Company on any matters relating to the Company’s known operations, policies or practices.

On April 28, 2017, Microphase and certain Microphase shareholders entered into a Stock Exchange Agreement (“SEA”) with Digital Power Corporation (“DPW”), a NYSE-listed California corporation. The Stock Exchange Agreement can be referred to in recent public 8-K filings by both Microphase Corporation and Digital Power Corporation. The SEA allows for the exchange of stock by DPW and certain Microphase shareholders, whereby Digital Power Corporation will receive 50.2% of the fully diluted shares of Microphase. Pursuant to the agreement, DPW will lend Microphase certain funds. This action was approved by Microphase’s Board of Directors and is consistent with the wishes of the majority shareholders. Pursuant to the closing of the SEA, DPW will elect a majority of the members of the Board of Directors of Microphase.

As of May 10, 2017, Microphase is late in filing its Federal and State taxes for the year ending June 30, 2016. The extension due date for the filings was April 15, 2017. The Company is taking action now to bring these tax filings up-to-date. The Company does not anticipate any material tax being due.

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

Many years of deficit spending have caused U.S. Government budgets to come under significant pressure in recent years. In particular, the Budget Control Act of 2011 resulted in automatic spending reductions known as sequestration, through budget caps for both defense and non-defense spending. According to usgovernmentspending.com spending on Military Defense has gone from $693.5 billion in the government fiscal year 2010 (ending September 30) to $705.6 billion in 2011, $677.9 billion in 2012, $633.4 billion in 2013, $603.5 in 2014, $597.5 in 2015, $604.5 in 2016, and $617.0 in 2017. While there has been a small increase for each of the last two fiscal years, this decrease from $705.6 billion in 2011 has had a significant negative impact on Microphase’s customers, with a resultant negative impact on Microphase’s results during and prior to the past three fiscal years.

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

In December 2016, an existing customer placed a $1.5 million order with the Company, raising our sales backlog as of 12/31/16 above $4.6 million. As of March 31, 2017, our sales backlog was $4.2 million.

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

As a customer-driven global provider of RF/Microwave components, devices, and integrated assemblies, we plan to expand in emerging technology markets, including fifth generation (5G) wireless mobile communications, commercial drone systems, and the Internet of Things (“IoT”), which provides for advanced interconnection of devices, systems, and services within the existing Internet infrastructure and is expected to rely heavily on wireless links to enable automation in nearly all fields from residential to commercial, healthcare and industrial markets.

The Company is working to develop innovative solutions that we expect will drive our strategic roadmap for long-term growth and profitability. This strategy could enable Microphase to broaden its customer base and reduce risk by spreading its revenue base across multiple market sectors. Acquisitions and strategic combinations or joint ventures, if completed successfully, could increase our market share and the technology value of our product lines as well as broaden our product offerings and diversify our customer base.

ACQUISITIONS AND STRATEGIC TRANSACTIONS

The Company has been pursuing the acquisition of companies and product lines which are similar and/or related to the Company’s existing product lines and which may provide the Company with opportunities to expand beyond military markets. On March 27, 2013, the Company acquired the assets of a DLVA manufacturing business in Folsom, California from Microsemi Corp. pursuant to a purchase agreement (the “Microsemi Agreement”) for a purchase price comprised of $100,000 in cash plus a $650,000 note, which was paid in full prior to its maturity in December 2014 (the “Microsemi Transaction”). The assets acquired pursuant to the Microsemi Transaction were operated as a division and referred to as “Microphase West,” until such operations were moved to Shelton, Connecticut in July 2016.

On July 9, 2014, the Company executed a securities purchase agreement with AmpliTech Group Inc., a Nevada corporation located in Bohemia, New York (“Amplitech”), to purchase, as amended, 8,666,666 shares of the common stock of Amplitech at $0.023 per share for a total purchase price of $200,000. AmpliTech designs, engineers and assembles amplifiers for micro-wave components primarily for communication systems. As of March 31, 2017, we owned 18.8% of the outstanding shares of the common stock of Amplitech. To date, this has been a passive investment. As of March 31, 2017, based on a closing price of $0.078 per share, the value of such shares of Amplitech was $676,000.

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

As of March 31, 2017, pursuant to the Dynamac Agreement, two payments have been made totaling $1,000,000 (plus $59,000 interest) for the future acquisition of Dynamac’s Test & Measurement business and three payments remain outstanding: $560,000 due by June 2, 2017, $550,000 due by August 22, 2017, and $550,000 due by February 22, 2018. Failure to make any of the remaining payments could result in the loss of the transaction and all payments made previously.

 We believe the Dynamac Assets will enable us to grow sales revenue in accordance with our growth strategy.

On April 28, 2017, Microphase and certain Microphase shareholders entered into a Share Exchange Agreement (“SEA”) with Digital Power Corporation (“DPW”), a NYSE-listed California corporation. Pursuant to the SEA, DPW will exchange shares of its stock for shares of Microphase held by certain Microphase shareholders, whereby Digital Power Corporation will receive a majority of the issued and outstanding shares of Microphase. Pursuant to the SEA, DPW will lend Microphase certain funds. Upon the closing of the SEA, DPW will cause to be elected a majority of the members of the Board of Directors of Microphase.

THREE MONTHS ENDED MARCH 31, 2017 VS. MARCH 31, 2016

Revenues.   Total revenues for the three months ended March 31, 2017 were $1,065,661, down from $1,952,817 in the same period in 2016, a decrease of $887,156 or 45%. The revenue decrease we believe was primarily due to a reduction in overall customer orders resulting from general uncertainty among customers due to the election in the fall. The reduced shipments limited our ability to purchase some parts in a timely fashion which had a negative impact on revenues. Additionally, there was a slow-down for the quarter on an important program, due to a critical vendor part not being available. This program resumed in January 2017. The decrease in domestic revenues was $1,259,127 in that period for 2017, compared to the same period in 2016, whereas there was an increase in revenues from foreign customers of $371,575 during those same periods.

Cost of Sales.   Cost of sales decreased $573,205 for the three-month period ended March 31, 2017 from $1,374,194 in 2016 to $800,989 in 2017, a decrease of 42%. The decrease in the cost of sales was primarily due to the decrease in revenues. The gross profit margin for that same period for 2016 was 30%, whereas the gross profit margin for the same 2017 period was 25%. The decrease in the gross profit margin was due to a less profitable product mix. A slow-down for the quarter on an important program, due to a critical vendor part not being available, added to the less profitable product mix.

General and Administrative Expenses.   Selling, general and administrative expenses were $1,129,174 for the 3 months ended March 31, 2017 compared to $825,650 for the same period in 2016, an increase of $303,524 or approximately 37%. The increase resulted from the Company expensing, as of March 31, 2017, $430,000 of previously deferred offering costs, due to a delay in the IPO process greater than 90 days. This increase in SG&A expenses was offset by a decrease resulting from reduced stock-based compensation expenses of $56,150, larger savings in SG&A resulting from the move of the California operations to Connecticut, and this quarter’s utilization and savings from a State of Connecticut work furlough program.

Engineering and Research Expenses.   Engineering and research for the three months ended March 31, 2017 were $173,399 compared to $258,410 in the same period in 2016, a decrease of $85,011 or 33%. The decrease in Engineering and Research expenses, period over period, resulted from all California Engineering expenses ending due to the move of the California operations in July 2016, plus decreases in Connecticut Engineering & Research expenses over that period, mainly attributable to the state furlough program which began in January 2017.

Other Income (Expense).   For the three months ended March 31, 2017, non-operating income was $2,687, resulting from a small gain in the selling of a used company car. For the three months ended March 31, 2016, non-operating loss was ($106,857), which resulted from a loss on the settlement of liabilities with an officer who converted his loans to the Company & unpaid compensation into common stock.

Interest (Expense and Credit costs) net.   Interest expense and credit costs were $98,832 for the three months ended March 31, 2016 and $122,654 for the three months ended March 31, 2017, an increase of $23,822. The higher interest costs in 2017 were primarily the result of increased interest rates on over-advances from the Gerber Loan facility, plus approximately $35,000 accrued interest on the Dynamac Loan repayment plan.

Net Income (Loss).   The Company recorded a net loss of ($1,157,868) for the three months ended March 31, 2017, as compared to net loss of $(716,876) for the same period in 2016, an increase of $440,992 in the loss. The increase in the Net Loss was primarily due to the Company expensing, as of March 31, 2017, $430,000 of previously deferred offering costs, due to a delay in the IPO process greater than 90 days. There was also a small increase in Net Loss caused by the significant decline in revenues period over period and lower gross margins due to a less profitable mix of products. These declines were offset by reduced stock-based compensation & fees and by reduced expenses relating to a conversion of debt to stock in three month period ended March 31, 2016.

This represents basic (loss) per common share of $(0.48) for the 3 months ended March 31, 2017 as compared to basic (loss) per common share of $(0.13) for the same period in 2016, based upon basic weighted average common shares outstanding of 2,428,152 and 1,898,680, respectively.

NINE MONTHS ENDED MARCH 31, 2017 VS. MARCH 31, 2016

Revenues.   Total revenues for the nine months ended March 31, 2017 were $3,582,458, down from $7,002,891 in the same period in 2016, a decrease of $3,420,433 or 49%. The revenue decrease we believe was primarily due to a reduction in overall customer orders resulting from general uncertainty among customers due to the election in the fall. The reduced shipments limited our ability to purchase some parts in a timely fashion. The move of the California plant in July 2016 and the transfer of inventory and work in process back to the Connecticut plant contributed to reduced shipments. Also, there was a significant slow-down on an important program, due to a critical vendor part not being available. This program did not regain momentum until just recently in January 2017. The decrease in domestic revenues was $3,309,408 in that period for 2017 compared to the same period in 2016, and the decrease in revenues from foreign customers was $111,025 for those same periods.

Cost of Sales.   Cost of sales decreased $1,507,569 for the nine-month period ended March 31, 2017 from $4,136,725 in 2016 to $2,629,156 in 2017, a decrease of 36%. The decrease in the cost of sales was primarily due to the decrease in revenues. The gross profit margin for that same period for 2016 was 41%, whereas the gross profit margin for the same 2017 period was 27%. The decrease in the gross profit margin was due to lower volume and to a less profitable product mix. A significant slow-down for most of the nine month period on an important program, due to a critical vendor part not being available, added to the less profitable product mix.

General and Administrative Expenses.   Selling, general and administrative expenses were $2,925,143 for the 9 months ended March 31, 2017 compared to $2,596,430 for the same period in 2016, an increase of $328,713 or approximately 13%. The increase primarily resulted from the Company expensing $430,000 of previously deferred offering costs, due to a delay in the IPO process greater than 90 days. The increase in SG&A resulted also from an increase of stock-based compensation of $140,260, period over period, offset by savings resulting from the California plant move, management reductions of salary for savings over the 9 month period, and a recent utilization of the State of Connecticut’s work furlough program.

Engineering and Research Expenses.   Engineering and research expenses for the nine months ended March 31, 2017 were $572,380 compared to $725,874 in the same period in 2016, a decrease of $153,494 or 21%. The decrease in Engineering and Research expenses, period over period, resulted from all California Engineering expenses ending due to the California plant move in July 2016, plus small decreases in Connecticut Engineering & Research expenses over that period, partly attributable to the implementation recently of the State of Connecticut’s work furlough program.

Other Income (Expense).   Non-operating (loss) was $(110,625) for the nine months ended March 31, 2016 and $(420,513) for the same period in 2017, an increase of the non-operating loss of $(309,888). The increase in the loss primarily resulted from a $450,000 extension fee expense for the 9 months ended March 31, 2017 to extend the Dynamac Acquisition payment deadline, compared to a $107,375 loss on the conversion of debt to stock for an officer in 2016.

Interest (Expense and Credit costs) net.   Interest expense and credit costs were $216,290 for the nine months ended March 31, 2016 and $352,025 for the nine months ended March 31, 2017, an increase of $135,735. The higher interest costs in 2017 were primarily the result of increased interest rates on over-advances from the Gerber Loan facility plus approximately $105,000 accrued interest on the Dynamac Loan repayment plan.

Net Income (Loss).   The Company recorded a net loss of ($3,317,809) for the nine months ended March 31, 2017, as compared to net loss of $(829,170) for the same period in 2016, an increase in the net loss of ($2,488,639). The bulk of the increase in the Net Loss was caused by the significant decline in revenues period over period. Added to this were: increased non-cash stock compensations of 140,200; Microphase Instruments lease expenses; extra costs relative to the move of our California operations to Connecticut in July 2016; the $450,000 extension fee amount to extend the Dynamac acquisition payment timetable; the $430,000 one-time expense of previously deferred offering costs (due to a delay in the IPO process greater than 90 days); and continued extra costs in the “going public” process.

This represents a basic (loss) per common share of $(1.48) for the nine months ended March 31, 2017 as compared to a basic (loss) per common share of $(0.16) for the same period in 2016, based upon basic weighted average common shares outstanding of 2,242,459 and 1,710,981 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Through the nine months ended March 31, 2017, the Company reported net loss of $3,317,809 and had cash of $17,723. At March 31, 2017, we had an accumulated deficit of $17,257,460. At March 31, 2017, the Company had a working capital deficit of $2,938,629 as compared to a working capital deficit of $2,301,573 as of June 30, 2016, an increase in the working capital deficit of $637,056.

Our financial condition raises substantial doubt that we will be able to continue as a “going concern”, and our Independent Registered Public Accounting Firm included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of June 30, 2016 when we had an accumulated deficit of $13,939,651 and a working capital deficit of $2,301,573.

During the nine months ended March 31, 2017, the cash from operating activities was $(208,718) primarily because of the net loss of ($3,317,809) was offset by depreciation and amortization of $65,617, by non-cash charges related to stock compensation of $615,602, by a non-cash $450,000 Dynamac Contract revision fee, by non-cash deferred offering costs of $430,000, and by $11,750 amortization of debt discount. The cash from operating activities was decreased by a decrease in accrued expenses of $23,452, a decrease in customer deposits and deferred revenue of $44,600, and a gain on the sale of a fixet asset of $5,000. The cash from operating activities was increased by the reduction in other current assets of $424,802, by a reduction in accounts receivable of $757,777, the reduction of inventory of $169,290, the increase of accounts payable of $238,852, and the increase of deferred rent of $23,455.

During the nine-month period in 2016, the cash from operating activities was $347,102, primarily because the net loss of $(829,170) was offset by $475,400 of non-cash charges relating to stock compensation. Cash provided by operating activities was also increased primarily due to depreciation and amortization of $70,154, to decreases in inventory of $78,571 and accounts receivable of $210,711, and to increases in accounts payable of $141,270 and accrued expenses of $96,788

Cash (Used In) Investing Activities consisted of deposits on purchases of ($1,000,000), relative to the Dynamac acquisition and its related Amendment for the nine month period ended in March 31, 2017, offset by $5,000 in the sale of a fixed asset. Cash (Used In) Investing Activities for the same nine month period in 2016 was $(47,202) for the purchase of fixed assets and $(459,027) for the purchase of intangible assets related to the test & measurement business.

The Company has financed its operations in recent years primarily through a debt facility with a financial firm, loans from officers and related parties, and since April 2013 the private placement of common stock to accredited investors.

The Company entered into a revolving credit facility with Gerber Finance, Inc (“Gerber”) in 2012 with a maximum for this line, as amended, of $1,400,000. The outstanding balance as of March 31, 2017 was $902,505 and as of June 30, 2016 was $1,474,129. Under this agreement the Company receives funds based on a borrowing base which consists of various percentages of certain assets. The current interest rate is 7%, and there is an annual facility fee of 1.75%, plus monthly collateral monitoring fees of $1,500 and other fees. As of March 31, 2017 the Company was not in compliance with these financial covenants regarding minimum levels of net worth, net income and subordinated debt. The Company has received a waiver from Gerber regarding these covenants on November 15, 2016 and has been in discussions with Gerber regarding resolving the noncompliance.

Cash from Financing activities totaled $1,140,217 during the nine-month period ending March 31, 2017, primarily from the $571,624 pay down of the borrowings from our line from Gerber, $7,530 payments on equity credit lines, $5,501 payments on extended term arrangements, and $13,528 payments of long term debt. There was an increase in financing activities from a Note from the State of Connecticut for $300,000, the issuance of common stock for $585,000, proceeds from a loan with Spartan Capital for $634,500, proceeds of a short-term note and overdraft facility for $53,900 and Related Party loans of $165,000.

Financing activities provided $105,703 during the nine month period in 2016, primarily from the increased borrowings of $163,604 from our line from Gerber and $25,000 from officers, reduced by debt service of $27,579 for our equity lines, $11,329 for long term debt, $10,695 capital leases, $5,978 for payments for the extended term arrangement, and $27,320 payments to related parties.

During the nine months ended March 31, 2017, the Company completed a private placement for 144,445 shares issuable to accredited investors in an interim private placement of our common stock pursuant to section 4(2) of the Securities Act of 1933, as amended. Net proceeds of $585,000 were generated for the Company, after deducting $65,000 of placement fees. The terms also provide for 144,445 shares issuable upon exercise of warrants issued in connection with the private placement discussed above at an exercise price of $2.50 per share. Additionally, the Company entered into a one-year agreement for investment banking services which calls for $61,200 of consulting fees to be paid in cash from the proceeds of this placement and $50,000 to be paid in common stock, at the per share value of the Offering, upon completion of the Offering.

In December 2016, the Company also received a loan from a contract consultant of $33,900. Since the loan was initiated through a credit card company, the Company is paying the monthly minimum credit card payments on this balance until it is paid in full. The Company paid $10,000 down on this loan amount during the quarter ended March 31, 2017. As of March 31, 2017, the balance was $24,617. The entire loan is to be paid back with proceeds of the closing of the earlier of the Offering or an interim financing.

In December 2016, the Company utilized an overdraft credit line at People’s General Bank. The Company utilized the maximum available amount of $20,000 at the end of December 31, 2016. The balance, as of March 31, 2017 on this overdraft credit line was $19,444.

The terms and conditions of the purchase agreement with Dynamac require semi-annual payments due in February 2017, August 2017 and February 2018 of $550,000, which the Company imputed interest at 7%, its most favorable credit line rate, and as such was valued at $2,020,425 as of September 30, 2016. The payment owed to Dynamac in August 2016 had a grace period until October 22, 2016. On November 2, 2016, the Company entered into that certain First Amendment to Purchase Agreement with Dynamac (the “Dynamac Amendment” and, the January Dynamac Agreement, as amended by the Dynamac Amendment, the “Dynamac Transaction”), pursuant to which, among other things, the Company agreed that Dynamac would retain ownership in the Dynamac Assets until the Company has delivered all amounts owed pursuant to the Dynamac Transaction, with such amounts due upon closing of the Offering and the Company to pay such amounts from the proceeds thereof. The Company has accounted for the conditions of ownership being retained by Dynamac until the full balance is paid off (as described in the Form 8K) by removing the Intangible Assets and the Note Payable and treating the two Dynamac payments totaling $1,000,000 as Deposits / Prepayments for the future purchase of Dynamac.

Dynamac agreed that the first installment of such purchase price, in the amount of $559,000 would not be due until November 22, 2016, with subsequent payments due and payable as follows: (i) remaining balance of $1,500,000 shall be due and payable to Dynamac within 10 days of the closing of an initial public offering (“IPO”) of common stock of the Company (the “Offering Payment”); or (ii) if the IPO is delayed or does not close, Instruments shall continue to make the remaining three payments of $550,000 each according to the payment schedule contained in the Dynamac Agreement. As further consideration, the Company issued Dynamac 100,000 shares of restricted common stock of the Company valued at $450,000. Pursuant to the Second Dynamac Amendment dated November 22, 2016, the deadline for the first installment of such purchase price, in the amount of $559,000, was extended until December 9, 2016. Payment of this $559,000 for the first installment of this Second Dynamac Amendment was made in early December 2016. Failure to make a payment when due could result in the loss of the transaction and any payments made previously.

The amounts owed by the Company pursuant to the related party notes are ten months in arrears.

THE COMPANY HAS MATERIAL TERMED DEBT SERVICE COMMITMENTS AT MARCH 31, 2017 AS DISCUSSED IN NOTES 10, 11 & 12 SUMMARIZED AS FOLLOWS:

	RELATED PARTY LOANS	OTHER TERMED DEBT	EQUITY LINES OF CREDIT	SMALL BUSINESS EXPRESS JOB CREATION INCENTIVE LOAN	TOTAL
EFFECTIVE INTEREST RATE as of March 31, 2017	4.1%	5.5%	3.3%	3%

2017	$390,278	$11,509	$37,375	$—	$439,163
2018	84,815	10,552	39,509	26,996	161,872
2019	63,482	9,599	234,879	30,308	338,268
2020	35,100	—	—	31,229	66,329
2021	—	—	—	32,179	32,179
thereafter	—	—	—	179,288	179,288
Total	$573,675	$31,660	$311,763	$300,000	$1,217,098

In October 2016, the Company issued notes for bridge loans for a total $705,000 from accredited investors that generated $634,500 in net proceeds to the Company after deducting $70,500 of placement fees. Additionally, the Company entered into a one-year agreement for investment banking services which calls for $120,000 of consulting fees to be paid in cash from the proceeds of the bridge loans and $90,000 to be paid in common stock, at the per share value of the Initial Public Offering, upon the completion of the Offering. The Company used the proceeds to pay the second installment payment due to Dynamac, per the revised Acquisition schedule listed in the footnote 11.

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

During the nine months ended March 31, 2017, the Company issued 100,000 shares of its common stock to Dynamac pursuant to the Dynamac Agreement valued at $450,000. In addition, a total of 91,666 shares of its common stock valued at $412,500 were issued to executives pursuant to employment agreements. Also, the Company issued 16,667 shares of its common stock to a consultant for services rendered valued at $75,000 during each of the 2nd and 3rd quarters.

During the nine months ended March 31, 2017, the Company completed a private placement for 144,445 shares to accredited investors in an interim private placement of our common stock pursuant to section 4(2) of the Securities Act of 1933, as amended. Net proceeds of $585,000 were generated for the Company, after deducting $65,000 of placement fees. The terms also provide for 144,445 shares issuable upon exercise of warrants issued in connection with the private placement discussed above at an exercise price of $2.50 per share. Additionally, the Company entered into a one-year agreement for investment banking services which calls for $61,200 of consulting fees to be paid in cash from the proceeds of this placement and $50,000 to be paid in common stock, at the per share value of the Offering, upon completion of the Offering.

On April 28, 2017, Microphase and certain Microphase shareholders entered into a Stock Exchange Agreement (“SEA”) with Digital Power Corporation (“DPW”), a NYSE-listed corporation. The Stock Exchange Agreement is described in detail in recent 8-K filings by both Microphase Corporation and DPW. The SEA allows for the exchange of stock between DPW and certain Microphase shareholders, whereby Digital Power Corporation will acquire 50.2% of the fully diluted shares of Microphase. Pursuant to the agreement, DPW will lend Microphase certain funds. This action was approved by Microphase’s Board of Directors and is consistent with the wishes of the majority shareholders. Pursuant to the closing of the SEA, DPW will elect a majority of the members of the Board of Directors of Microphase.

As of May 18, 2017, pursuant to the SEA, $200,000 was funded to Microphase in the form of a loan by DPW. With the closure of the SEA expected in late May 2017, additional funding from DPW is expected.

Regarding the initial public offering (“IPO”), it is the intention of both Microphase and DPW to continue the IPO process, the first step of which is the closure of the Share Exchange Agreement.

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

The Company plans on continuing financing operations through its debt facility with Gerber Financial, the issuance of debt to management, the settlement of debts for equity, and the sale of common and preferred securities though private placements, until such time it can complete its initial public offering, when and if declared effective, as described in its registration statement and impending amendment(s) on Form S-1, during fiscal 2018. The Company also continues to boost efforts to increase the sales of its traditional RF and DLVA business and anticipates the product growth plan to include the launch of its initial T&M products by the later portion of calendar 2017 implementing the assets to be acquired from Dynamac pursuant to the amended purchase agreement. Management continues to take steps in fiscal 2017 to contain operating expenses, including a reduction in the number of employees, primarily by consolidating all of its traditional design to manufacture RF and DLVA business into the Shelton, Connecticut location. The Company has expanded its facility in square footage and utility as such to house both our traditional RF and DLVA business and enable the launch and delivery of its initial T&M products.

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

The Company’s sources of revenue are from the sale of various component detector log video amplifiers and filters. Revenue is recognized upon shipment of such products, FOB shipping point. The Company offers a 100% satisfaction guarantee against defects for 90 days after the sale of their product except for a few circumstances. There are no maintenance or service contracts related to any product sale.

OFF BALANCE SHEET TRANSACTIONS

As of March 31, 2017, we did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to changes in interest rates as the Company has no debt arrangements and no investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of any financial instruments at March 31, 2017.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended March 31, 2017 the Company issued 21,667 shares of its Common Stock to two Officers and Directors for services, valued at $97,500, which was charged to operations. During the same period, the Company issued 100,000 shares of its common stock, valued at $450,000, to Dynamac pursuant to the Dynamac Agreement. In addition, a total of 70,000 shares of its common stock, valued at $315,000, were issued to top executives pursuant to revised employment agreements. During that same 9 month period, the Company also issued 33,333 shares of its common stock, valued at $150,000, to a consultant for services rendered.

During the nine months ended March 31, 2017, the Company completed a private placement for 144,445 shares issuable to accredited investors in an interim private placement of our common stock pursuant to section 4(2) of the Securities Act of 1933, as amended. Net proceeds of $585,000 were generated for the Company, after deducting $65,000 of placement fees. The terms also provide for 144,445 shares issuable upon exercise of warrants issued in connection with the private placement discussed above at an exercise price of $2.50 per share. Additionally, the Company entered into a one year agreement for investment banking services which calls for $61,200 of consulting fees to be paid in cash from the proceeds of this placement and $50,000 to be paid in common stock, at the per share value of the Offering, upon completion of the Offering.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6.	EXHIBITS

EXHIBITS

10.1	Third Amendment to Purchase Agreement by and among Microphase Instruments, LLC, Dynamac, Inc. and Microphase Corporation, dated as of February 21, 2017 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2017)

17.1	Letter of resignation from Michael Ghadaksaz *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROPHASE CORPORATION

Dated: May 22, 2017	By:	/s/ Necdet Ergul
	Name:	Necdet Ergul
	Title:	Interim Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Ashman
	Name:	James Ashman
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

